Form 10-Q
period 1993-11-30
PREMIER INDUSTRIAL CORP
filed 1994-01-13
CIK 80051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       November 30, 1993

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to


                          Commission file number 1-4903


                         PREMIER INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Ohio                                 34-0661122
   (State or other jurisdiction of       (I.R.S. employer identification no.)
    incorporation or organization)


         4500 Euclid Avenue, Cleveland, Ohio                          44103
   (Address of principal executive offices)                        (Zip code)


   Registrant's telephone number, including area code          (216) 391-8300

                                     None
   Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X          No



   Number of shares of Common Stock outstanding at January 3, 1994:
   85,909,135
                               Page 1 of 12 pages

                        Exhibit Index appears on page 11.




                         PREMIER INDUSTRIAL CORPORATION

                                Table of Contents




   Part I.  Financial Information

   Item 1 - Financial Statements:

     Consolidated Statement of Earnings for the three months and six months ended November 30, 1993, and November 30, 1992 . . . . . . . .  3


     Consolidated Balance Sheet at November 30, 1993, and
     May 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


     Consolidated Statement of Cash Flows for the six months
     ended November 30, 1993, and November 30, 1992 . . . . . . . . . . . . 5


     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 6


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  . 7


     Liquidity, Capital Resources and Cash Flows (Financial Condition). . . 7


   Part II.  Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . 8

   Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 10


   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


                               Page 2 of 12 pages




                         PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                 PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statement of Earnings
                                   (Unaudited)


   (In thousands of dollars, except per share amounts)
                                                 Three Months Ended          Six Months Ended
                                                     November 30,               November 30,
                                                  1993        1992           1993        1992

          Operating revenues                     $183,166    $171,677      $360,924    $338,495
          Other income, net                           971       1,043         2,151       2,321
                                                  184,137     172,720       363,075     340,816

          Costs and expenses:
            Cost of sales                          98,877      89,863       195,144     177,683
            Selling, administrative and general    45,755      45,514        91,927      91,161
            Depreciation                            1,889       1,793         3,762       3,620
            Amortization of other assets              104          80           185         215
            Interest                                   69         134           139         211
                                                  146,694     137,384       291,157     272,890

          Earnings before income taxes             37,443      35,336        71,918      67,926

          Income taxes                             13,395      12,797        25,790      24,836

          Net earnings                           $ 24,048    $ 22,539      $ 46,128    $ 43,090

          Net earnings per share (1)             $    .28    $    .26      $    .54    $    .50

          Dividends per share (1)                $    .09    $    .08      $    .18    $    .16

          Average number of common shares and
            common stock equivalents (1)       86,036,896  86,699,831    86,211,574  86,685,329


          (1) Adjusted to reflect 3-for-2 stock split effective December 23, 1992.




          See accompanying Notes to Consolidated Financial Statements






                               Page 3 of 12 pages



                            PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                       Consolidated Balance Sheet


          (In thousands of dollars)                            November 30,     May 31,    1993        1993
          ASSETS                                               (Unaudited)     (Audited)
          Current assets:
            Cash and equivalents                                 $ 34,527       $ 43,724
            Temporary investments                                  99,597        100,859
            Receivables, less allowance                           100,222        102,888
            Inventories                                           153,590        131,484
            Prepaid expenses                                       10,812          5,352
                Total current assets                              398,748        384,307

          Property, plant and equipment, at cost,
            less accumulated depreciation                          48,559         47,995

          Other assets, at cost, less accumulated
            amortization                                           36,848         33,758
                                                                 $484,155       $466,060

          LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
            Payables                                             $ 29,552       $ 27,575
            Accrued liabilities                                    16,745         20,643
                Total current liabilities                          46,297         48,218

          Deferred income taxes                                    16,549         12,883
          Long-term debt                                            6,500          6,500

          Shareholders' equity:
            Serial preferred stock, without par value;
              1,500,000 shares authorized but unissued                  -              -

            Common stock, without par value;
              stated value $1 per share; 100,000,000
              shares authorized, 87,076,321
              issued at November 30, 1993
              and May 31, 1993                                     87,076         87,076

            Retained earnings                                     359,440        332,498

            Foreign currency translation adjustment                   (60)           766

            Treasury shares at cost (1,158,276 and
              792,956 shares at November 30, 1993
              and May 31, 1993, respectively)                     (31,647)       (21,881)
                                                                  414,809        398,459
                                                                 $484,155       $466,060

          See accompanying Notes to Consolidated Financial Statements



                               Page 4 of 12 pages





                             PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                   Consolidated Statement of Cash Flows
                                               (Unaudited)

                                                                     Six Months Ended
                                                                       November 30,
                                                                   1993          1992

            (In thousands of dollars)
            Cash and equivalents at beginning of period          $43,724        $39,450

            Cash flows from operating activities:
              Net earnings                                        46,128         43,090
              Adjustments to reconcile net earnings
                to net cash provided by operating activities:
                Depreciation and amortization                      3,947          3,835
                Changes in:
                  Receivables and prepaid expenses                (2,794)         1,350
                  Inventories                                    (22,106)        (7,063)
                  Payables                                         1,977            721
                  Accrued liabilities                             (3,898)        (3,799)
                  Deferred income taxes                            3,666              -
                  Other                                           (3,794)        (1,369)
                    Net cash provided by operating activities     23,126         36,765

            Cash flows from investing activities:
              Net additions to property, plant and
                equipment                                         (4,326)        (4,751)
              Purchase of temporary investments                 (348,863)      (305,804)
              Sale of temporary investments                      350,125        295,411
              Other                                                 (288)        (4,686)
                Net cash used in investing activities             (3,352)       (19,830)


            Cash flow from financing activities:
              Dividends paid                                     (15,474)       (13,807)
              Purchase of treasury shares                        (22,828)        (1,515)
              Proceeds from stock plans                            9,331          8,646
                Net cash used for financing activities           (28,971)        (6,676)


              Cash and equivalents at end of period              $34,527        $49,709





            See accompanying Notes to Consolidated Financial Statements




                               Page 5 of 12 pages




                 PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




   1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation (the "Company") as of November 30, 1993 and the results of its operations for the three months and six months ended November 30, 1993 and November 30, 1992 and its cash flows for the six months ended November 30, 1993. Certain amounts in prior periods have been reclassified to conform to the current period's presentation.


   2. Cash and equivalents include time deposits of $13,000,000 and $16,500,000, at November 30, 1993 and May 31, 1993, respectively. Temporary investments include tax exempt bonds of $95,797,000 and $96,793,000 at November 30, 1993 and May 31, 1993, respectively. Temporary investments are carried principally at cost which approximates market value.


   3. The Company's inventories consist primarily of finished goods. Costs of certain inventories are determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, inventories would have been $6,881,000 and $6,931,000 higher than reported at November 30, 1993 and May 31, 1993, respectively.


   4. Effective June 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." This change in accounting principle had no material impact on the Company's financial statements.

       As of June 1, 1993, after the adoption of SFAS No. 109, the Company had aggregate deferred tax assets of $5,418,000 and deferred tax liabilities of $17,069,000. The principal components of the Company's deferred tax accounts include deferred tax liabilities relating to an investment in a tax lease of $10,376,000, depreciation of $1,863,000, pension assets of $1,772,000 and oil and gas assets of $1,106,000, and deferred tax assets relating to inventory of $2,182,000.


   5. In December, 1992 the Board of Directors approved a three-for-two split of outstanding Common Stock in the form of a 50% stock distribution. The distribution of shares to effect the three-for-two split was made January 8, 1993 to shareholders of record December 23, 1992. All shares and per share amounts reflected herein, except those shares in treasury, have been adjusted to give effect to this transaction.



                               Page 6 of 12 pages




   Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



   Results of Operations

     Second Quarter Ended November 30, 1993 versus Second Quarter Ended November 30, 1992.

     Operating revenues of $183,166,000 were 6.7%, or $11,489,000 ahead of the $171,677,000 reported for the same period last year. The increase in revenues largely reflects continued gains in the Electronics Distribution Group. Cost of sales of $98,877,000 increased 10.0%, primarily related to the revenue gain and changes in overall product mix. Selling, administrative, and general expenses were about even with last year, as a result of success in controlling expenses.

     Primarily as a result of the above-noted factors, net earnings of $24,048,000 were up 6.7% and earnings per share of $.28 were up 7.7%, compared with the second quarter of last year.


     Six Months Ended November 30, 1993 versus Six Months Ended November 30,
     1992

     Operating revenues of $360,924,00 were 6.6%, or $22,429,000 ahead of the same period last year. The increase in revenues reflects gains particularly in the Electronics Distribution Group, where expansion and refinement of product lines continued. Cost of sales of $195,144,000 increased 9.8%, primarily related to the revenue gain and changes in overall product mix. Selling, administrative, and general expenses increased only .8%, or $766,000, compared with a year ago.

     Primarily as a result of the above-noted factors, net earnings of $46,128,000 and earnings per share of $.54 were up 7.1% and 8.0%, respectively, compared with the same period last year.


   Liquidity, Capital Resources and Cash Flows (Financial Condition)

   The Company continues to maintain a strong financial condition. At November 30, 1993 working capital of $352,451,000 compared with $336,089,000 at May 31, 1993, an increase of $16,362,000. The ratio of current assets to current liabilities was 8.6 to 1 at November 30, 1993. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each industry segment. In addition, the Company maintains cash and invested funds to meet growth opportunities, including business expansion, and to have internal capital available for distributions to shareholders.






                               Page 7 of 12 pages




   The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues at November 30, 1993 to represent less than 2% of total capitalization.

   The Company's principal source of cash continues to be that provided by operating activities. Net cash provided by operating activities fluctuates as a result of variations in operating income, receivable and inventory levels and the timing of payment of liabilities and taxes. During the first six months of fiscal 1994, inventories increased $22,106,000 to $153,590,000 as a result of new product additions. The Company expects that net earnings generally will provide sufficient cash to meet the Company's presently anticipated needs for cash.

   Net cash used in investing activities during the first six months of fiscal 1994 consisted of, among other things, net property, plant and equipment additions of $4,326,000. Net cash used in financing activities included cash dividends paid to shareholders of $15,474,000. The Company from time to time purchases shares of its common stock which are then held as treasury shares for general corporate purposes. During the first half of fiscal 1994 the Company purchased approximately 842,000 of its shares for $22,828,000.


   Item 4 - Submission of Matters To a Vote of Security Holders

   The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 13, 1993. Of the 85,844,160 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, 75,800,444 shares were present in person or by proxy, each entitled to one vote on all matters to come before the meeting.

   The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated below:

   1. Election of Board of Directors. The shareholders voted to fix the total number of Directors of the Company at ten and to re-elect all of the ten incumbent Directors, as follows:

            Name of                                     Voting Results
        Director Nominee                            For              Withheld

         Edward B. Brandon                       75,204,636          595,808
         Hugh Calkins                            75,204,041          596,403
         John C. Colman                          75,204,634          595,810
         Scott S. Cowen                          75,204,366          596,078
         William M. Hamilton                     75,203,913          596,531
         Bruce W. Johnson                        75,202,673          597,771
         Jack N. Mandel                          75,202,662          597,782
         Joseph C. Mandel                        75,202,662          597,782
         Morton L. Mandel                        75,201,973          598,471
         Philip S. Sims                          75,202,971          597,473






                               Page 8 of 12 pages



   2. Ratification of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending May 31, 1994.

                              Voting Results
            For                       Against                       Abstain

         75,658,088                    64,654                       77,702

   3. The shareholder proposal, co-sponsored by the Adrian Dominican Sisters and Christian Brothers Investment Services, Inc., which called for both a public commitment to greater diversity in senior management and Board positions, with implementation plans including time line expectations and periodic progress reports to shareholders, and the establishment of a standing Nominating Committee of the Board of Directors to assist in greater review of women and minority Board candidates consistent with such public commitment. The results were as follows:

                                 Voting Results
                                                                      Broker
            For             Against            Abstain             Non-Votes

         3,925,058        68,578,999           614,625            2,681,672

                               Page 9 of 12

                           Part II - OTHER INFORMATION



   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits. See Exhibit Index on page 11 of this Quarterly Report on Form 10-Q.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 1993.


   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  January 12, 1994               Premier Industrial Corporation
                                                     (Registrant)




                                   Philip S. Sims
                                   Vice Chairman of the Board
                                   (Principal financial officer and duly
                                   authorized signatory on behalf of
                                   registrant)


                               Page 10 of 12 pages



                                             Exhibit Index




    Exhibit
    Number*     Description of Exhibit                               Page Number

     11         Computation of Net Earnings Per Share . . . . . . . . . 12







    *Numbered in accordance with Item 601 of Regulation S-K.

                                 Page 11 of 12

                                                                 Exhibit 11

                              PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                 Computation of Net Earnings Per Share



                                              Three Months Ended             Six Months Ended
                                          November 30,  November 30,   November 30,   November 30,
                                              1993          1992           1993           1992
    Primary:
      Weighted average number of common
        shares outstanding during the       85,649,234    86,298,235      85,801,190   86,295,464
        period

      Common stock equivalents:
        Incremental shares, as determined
        under the treasury stock method,
        upon the assumed exercise of options
        outstanding during the period using
        the average market price               387,662       401,596         410,384      389,865
                                            86,036,896    86,699,831      86,211,574   86,685,329

    Net earnings                           $24,048,000   $22,539,000     $46,128,000  $43,090,000

    Net earnings per share                 $       .28   $       .26     $       .54  $       .50

    Fully diluted:
      Weighted average number of
        common shares outstanding
        during the period                   85,649,234    86,298,235      85,801,190   86,295,464

      Common stock equivalents:
        Incremental shares, as determined
        under the treasury stock method,
        upon the assumed exercise of
        options outstanding during the
        period using the quarter-ended
        market price if higher than
        the average market price               415,015       475,389         424,060      440,127
                                            86,064,249    86,773,624      86,225,250   86,735,591

    Net earnings                           $24,048,000   $22,539,000     $46,128,000  $43,090,000

    Net earnings per share                 $       .28   $       .26     $       .54  $       .50










                               Page 12 of 12 pages