Form 10-Q
period 1994-02-28
PREMIER INDUSTRIAL CORP
filed 1994-04-13
CIK 80051

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE X ACT OF 1934

     For the quarterly period ended       February 28, 1994

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__ EXCHANGE ACT OF 1934

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

                                        Yes    X            No


Number of shares of Common Stock outstanding at April 8, 1994:  85,388,051


                              Page 1 of 11 pages

                      Exhibit Index appears on page 10.
                        PREMIER INDUSTRIAL CORPORATION

                              Table of Contents




Part I.  Financial Information

Item 1 - Financial Statements:

  Consolidated Statement of Earnings for the three months
  and nine months ended February 28, 1994 and
  February 28, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3


  Consolidated Balance Sheet at February 28, 1994 and
  May 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4


  Consolidated Statement of Cash Flows for the nine months
  ended February 28, 1994 and February 28, 1993 . . . . . . . . . . . . . . 5


  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . 6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 7


  Liquidity, Capital Resources and Cash Flows (Financial Condition) . . . . 7


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 9


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                            Page 2 of 11 pages

                    PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statement of Earnings
                                    (Unaudited)


(In thousands of dollars, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                        February 28,           February 28,
                                      1994       1993       1994       1993

Operating revenues                $ 177,942  $ 167,882  $ 538,866  $ 506,377
Other income, net                       902        994      3,053      3,315
                                    178,844    168,876    541,919    509,692

Costs and expenses:
  Cost of sales                      96,404     90,263    291,548    267,946
  Selling, administrative and general47,120     45,227    139,047    136,388
  Depreciation                        1,837      1,825      5,599      5,445
  Amortization of other assets           92         80        277        295
  Interest                               92         76        231        287
                                    145,545    137,471    436,702    410,361

  Earnings before income taxes       33,299     31,405    105,217     99,331

Income taxes                         12,616     11,440     38,406     36,276

Net earnings                      $  20,683  $  19,965  $  66,811  $  63,055

Net earnings per share            $     .24  $     .23  $     .78  $     .73

Dividends per share               $     .10  $     .09  $     .28  $     .25

Common shares and common stock
 equivalents outstanding         86,124,667 87,154,124 86,173,703 86,840,093







See accompanying Notes to Consolidated Financial Statements.



                                     Page 3 of 11 pages

               PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheet

(In thousands of dollars)

ASSETS                                   February 28,    May 31,
                                             1994         1993
                                          (Unaudited)   (Audited)

Current assets:
  Cash and equivalents                    $  40,704     $  43,724
  Temporary investments                      91,739       100,859
  Receivables, less allowance               106,760       102,888
  Inventories                               154,761       131,484
  Prepaid expenses                           11,783         5,352
     Total current assets                   405,747       384,307

Property, plant and equipment, at cost,
  less accumulated depreciation              50,749        47,995

Other assets, at cost, less accumulated
  amortization                               37,803        33,758
                                          $ 494,299     $ 466,060

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payables                                $  28,023     $  27,575
  Accrued liabilities                        22,682        20,643
     Total current liabilities               50,705        48,218

Deferred income taxes                        16,523        12,883
Long-term debt                                6,500         6,500

Shareholders' Equity:
  Serial preferred stock, without par value;
   1,500,000 shares authorized but unissued       -             -

  Common stock, without par value;
   stated value $1 per share; 100,000,000
   shares authorized, 87,076,321 issued
   at February 28, 1994 and May 31, 1993     87,076        87,076

  Retained earnings                         371,417       332,498

  Foreign currency translation adjustment        55           766

  Treasury shares at cost (1,404,669 and
   792,956 shares at February 28, 1994 and
   May 31, 1993, respectively)              (37,977)      (21,881)
                                            420,571       398,459
                                          $ 494,299     $ 466,060

See accompanying Notes to Consolidated Financial Statements.


                              Page 4 of 11 pages


               PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                 (Unaudited)


                                              Nine Months Ended
                                                 February 28,
                                             1994         1993

(In thousands of dollars)

Cash and equivalents at beginning of
  period                                $  43,724     $  39,450

Cash flows from operating activities:
  Net earnings                             66,811        63,055
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation and amortization            5,876         5,740
   Changes in:
     Receivables and prepaid expenses     (10,303)       (7,715)
     Inventories                          (23,277)          439
     Payables                                 448         1,947
     Accrued liabilities                    2,039        (2,540)
     Deferred income taxes                  3,640           181
     Other                                 (4,776)       (1,959)
       Net cash provided by operating
         activities                        40,458        59,148

Cash flows from investing activities:
  Net additions to property, plant and
   equipment                               (8,353)       (7,836)
  Purchase of temporary investments      (504,055)     (431,175)
  Sale of temporary investments           513,175       430,042
  Other                                      (238)       (4,717)
       Net cash provided by (used in)
       investing activities                   529       (13,686)

Cash flows from financing activities:
  Dividends paid                          (24,066)      (21,631)
  Purchase of treasury shares             (29,408)       (1,645)
  Proceeds from stock plans                 9,467         8,861
       Net cash used in financing
         activities                       (44,007)      (14,415)


Cash and equivalents at end of period   $  40,704     $  70,497

Supplemental disclosure of cash flow information:
  Interest and dividends received       $   3,409     $   3,458
  Income taxes paid, net of refunds        35,010        31,763






See accompanying Notes to Consolidated Financial Statements.

                           Page 5 of 11 pages

               PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation (the "Company") as of February 28, 1994 and the results of its operations for the three and nine month periods then ended, and cash flows for the nine month periods ended February 28, 1994 and February 28, 1993.

2. Cash and equivalents include time deposits of $14,000,000 and $16,500,000, at February 28, 1994 and May 31, 1993, respectively. Temporary investments include tax exempt bonds of $91,739,000 and $96,793,000 at February 28, 1994 and May 31, 1993, respectively. Temporary investments are carried principally at cost which approximates market value.

3. The Company's inventories consist primarily of finished goods. Cost of certain inventories is determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, rather than a portion with costs determined on a LIFO basis, inventories would have been $6,769,000 and $6,931,000 higher than reported at February 28,1994 and May 31,1993, respectively.

4. Effective June 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." This change in accounting principle had no material impact on the Company's financial statements.

                                Page 6 of 11 pages

Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations




Results Of Operations

 Third Quarter Ended February 28, 1994 versus Third Quarter Ended
 February 28, 1993

 Operating revenues of $177,942,000 were 6.0%, or $10,060,000, ahead of the $167,882,000 reported for the same period last year, reflecting gains from sales-building programs, particularly in the Electronics Distribution Group. Earnings before income taxes were also up 6%. Net earnings, impacted by a slightly higher income tax rate, increased 3.6%.

 The foregoing factors, combined with a lower number of shares outstanding due to increased shares purchased for treasury, resulted in an earnings per share increase of 4.3%, compared with the prior year.

 Nine Months Ended February 28, 1994 versus Nine Months Ended February 28, 1993

 Operating revenues for the nine months ended February 28, 1994 were up 6.4% compared with the prior year, and benefitted from the success of a number of sales-building programs, including the introduction of new products, particularly in the Electronics Distribution Group. Cost of sales increased 8.8%, primarily as a result of the revenue gain. Selling, administrative and general expenses were up only 1.9%, as expense control efforts continued.

 As a result of the foregoing factors, earnings before income taxes and net earnings each rose approximately 6%.

Liquidity, Capital Resources and Cash Flows (Financial Condition)

The Company continues to maintain a solid financial condition. At February 28, 1994, working capital was $355,042,000 compared with $336,089,000 at May 31, 1993, an increase of $18,953,000. The ratio of current assets to current liabilities was 8 to 1 at February 28, 1994. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each industry segment. In addition, the Company maintains cash and invested funds to meet growth opportunities, including business expansion, new division start-ups and acquisitions, and to have internal capital available for distributions to shareholders.

The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues at February 28, 1994 to represent less than 2% of total capitalization.





                                Page 7 of 11 pages



Liquidity, Capital Resources and Cash Flows (Financial Condition) (Cont'd)



The Company's principal source of cash continues to be that provided by operating activities. Net cash provided by operating activities fluctuates as a result of variations in operating income, receivable and inventory levels and the timing of payment of liabilities and taxes. During the first nine months of fiscal 1994, inventories increased $23,277,000 to $154,761,000 principally as a result of new product additions. The Company expects that net earnings generally will provide sufficient cash to meet the Company's presently anticipated need for cash.

Net cash from investing activities during the first nine months of fiscal 1994 consisted of, among other things, net property, plant and equipment additions of $8,353,000, including expenditures toward the construction of a new distribution facility that will be operational in fiscal 1995.

Net cash used in financing activities during the first nine months of fiscal 1994 included cash dividends paid to shareholders of $24,066,000. The Company from time to time purchases shares of its common stock which are then held as treasury shares for general corporate purposes. During the third quarter of fiscal 1994 the Company purchased approximately 256,000 of its shares for $6,581,000. In the first nine months of fiscal 1994, the Company purchased approximately 1,098,000 of its shares at an aggregate cost of $29,408,000.




                            Page 8 of 11 pages

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. See Exhibit Index on page 10 of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended February 28, 1994.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 12, 1994                PREMIER INDUSTRIAL CORPORATION
                                             (Registrant)


                                                 /s/ Philip S. Sims
                                    Philip S. Sims, Vice Chairman of the Board
                                    (Principal Financial Officer and Duly
                                    Authorized Signatory on Behalf of
                                    Registrant)



                              Page 9 of 11 pages

                                Exhibit Index




Exhibit
Number*     Description of Exhibit                         Page Number

 11         Computation of Net Earnings Per Share . . . . . . . . . . . 11





*Numbered in accordance with Item 601 of Regulation S-K.


                           Page 10 of 11 pages

                                                                  Exhibit 11

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                       Computation of Net Earnings Per Share




                                 Three Months Ended       Nine Months Ended
                                    February 28,             February 28,
                                  1994         1993       1994       1993

Primary:
  Weighted average number of common
   shares outstanding during the
   period                       85,862,815  86,712,781  85,821,506 86,433,041

  Common stock equivalents:
   Incremental shares, as determined
   under the treasury stock method,
   upon the assumed exercise of
   options outstanding during the
   period using the average market
   price                           261,852     441,343     352,197    407,052
                                86,124,667  87,154,124  86,173,703 86,840,093

Net earnings                   $20,683,000 $19,965,000 $66,811,000 $63,055,000

Net earnings per share         $       .24 $       .23 $       .78 $      .73

Fully diluted:
  Weighted average number of
   common shares outstanding
   during the period            85,862,815  86,712,781  85,821,506 86,433,041

  Common stock equivalents:
   Incremental shares, as determined
   under the treasury stock method,
   upon the assumed exercise of
   options outstanding during the
   period using the quarter-ended
   market price if higher than
   the average market price        261,852     503,976     360,665    453,550
                                86,124,667  87,216,757  86,182,171 86,886,591

Net earnings                   $20,683,000 $19,965,000 $66,811,000 $63,055,000

Net earnings per share         $       .24 $       .23 $       .78 $      .73



                                 Page 11 of 11 pages