Form 10-K
period 1994-05-31
PREMIER INDUSTRIAL CORP
filed 1994-08-24
CIK 80051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended May 31, 1994

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to ______________

                       Commission File Number   1-4903
                                             ------------

                         PREMIER INDUSTRIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                         34-0661122
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

       4500 Euclid Avenue, Cleveland, Ohio               44103
- - ----------------------------------------------     ----------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:     (216) 391-8300
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------

Common Stock, Without Par Value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----    -----
                    (Cover page continued on following page)

                               Page 1 of   pages

                        Exhibit Index located on page 18

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on July 8, 1994, was $629,707,500. (Directors of the registrant are considered affiliates for the purpose of this calculation.)

Number of shares of Common Stock outstanding on July 8, 1994:  84,837,057

                      Documents Incorporated by Reference

         Portions of the registrant's 1994 Annual Report to its shareholders, incorporated herein by reference in Part I and Part II; and

         Portions of the registrant's Proxy Statement for its 1994 Annual Meeting of Shareholders, incorporated herein by reference in Part III.





                   (Cover page continued from preceding page)


                               TABLE OF CONTENTS


                                                   PART I                      PAGE
                                                   ------                      ----
Item 1.            Business....................................................  5

                   (a) General Development of Business.........................  5

                   (b) Financial Information about
                       Industry Segments.......................................  5

                   (c) Narrative Description of the
                       Business................................................  5

                   (d) Financial Information about
                       Foreign and Domestic Operations
                       and Export Sales........................................  7

Item 2.            Properties..................................................  8

Item 3.            Legal Proceedings...........................................  8

Item 4.            Submission of Matters to a Vote of
                   Security Holders............................................  8

Item 4a.           Executive Officers of the Registrant........................  8

                                                   PART II
                                                   -------

Item 5.            Market for Registrant's Common Equity
                   and Related Stockholder Matters............................. 10

Item 6.            Selected Financial Data..................................... 11

Item 7.            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.................................................. 11

Item 8.            Financial Statements and Supplementary
                   Data........................................................ 11

Item 9.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure......................... 11

                                             PART III                         PAGE
                                             --------                         ----
Item 10.           Directors and Executive Officers of the
                   Registrant.................................................  11

Item 11.           Executive Compensation.....................................  11


Item 12.           Security Ownership of Certain Beneficial
                   Owners and Management......................................  12

Item 13.           Certain Relationships and Related
                   Transactions...............................................  12

                                                   PART IV
                                                   -------

Item 14.           Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K....................................  12

Signatures....................................................................  14

Financial Statement Schedules (including Independent
Auditors' Report on Financial Statement Schedules)............................  15

Exhibit Index.................................................................  18

                                     PART I


Item 1.            BUSINESS

                   (a)  GENERAL DEVELOPMENT OF BUSINESS.

                   Premier Industrial Corporation was incorporated in Ohio in 1946 as the successor to a partnership formed in 1940. Its executive offices are located at 4500 Euclid Avenue, Cleveland, Ohio 44103. As used herein, the term "Premier" or the "Corporation" means Premier Industrial Corporation and its subsidiaries, unless the context indicates otherwise.

                   Premier is a leading distributor of electronic components and also distributes, and in some cases manufactures, a wide range of products used to repair and maintain equipment, machinery, vehicles and buildings. In addition, Premier is a leading producer of high performance fire-fighting components for the original equipment and replacement markets.

                   (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

                   Financial information about each of Premier's industry segments for the last three fiscal years, which is included in the table under the heading "Industry Segment Information" on page 10 of the Corporation's 1994 Annual Report to its shareholders, which is incorporated herein by reference.

                   (c)    NARRATIVE DESCRIPTION OF THE BUSINESS.

                   ELECTRONICS DISTRIBUTION. The Electronics Distribution Group distributes a wide array of electronic and electrical products. Its product line consists of microprocessors, switches, relays, semiconductors, hand tools, electronic interconnection devices, integrated circuits, factory automation components, capacitors, resistors, connectors, test equipment, heat sinks, terminals, coils, motor controls, cable ties, clamps, mounts, alligator clips, electrical terminals, and associated equipment.

                   The Electronics Distribution Group services a diverse customer base in the original equipment and maintenance/repair/operations markets and manufacturers of computer and data processing equipment, communications equipment, industrial controls and processing equipment, and test and measuring equipment, as well as radio and television broadcast stations, schools, governmental agencies, electrical contractors, electronic service dealers, and industrial customers.

                   Each of the divisions within the Electronics Distribution Group maintains its own sales force. Inside and outside sales personnel, and in certain cases, manufacturers' representatives, conduct sales by telephone, direct contact or mail order. Comprehensive catalogs are published by several divisions for use as data and purchasing references by engineers, purchasing agents and maintenance personnel in a wide range of businesses.

                   GENERAL PRODUCTS. The principal products included within the General Products Group are: high performance cap screws, nuts, washers, screws, specialty fasteners and industrial shop supplies; replacement parts and special hardware for cars and trucks, including heavy-duty fasteners, special hardware and parts for construction equipment; special welding electrodes, brazing alloys, fluxes, solders and welding aids; electrical systems components, such as terminals, connectors, fittings, clamps and building hardware; cleaners, floor care products, drain maintenance systems; pavement maintenance products and accessories for parking lots and recreational areas; adhesives, chemicals for the automotive industry; plastic repair products, engine oils and greases for heavy-duty diesel-driven equipment; specialty greases and gear lubricants for heavy industry; heavy-duty electrical cord, cable and associated devices; and fire-fighting components, including nozzles, valves, and specialized fire-fighting equipment.

                   The General Products Group serves a wide range of customers and markets. Products are sold to original equipment, industrial, construction and transportation companies, and commercial, public and institutional users, primarily for maintenance and repair. Markets also include municipal fire departments, the military services and fire truck manufacturers.

                   The product lines mentioned above are marketed through separate divisions. Each division has its own distinct sales force. Products are sold by field representatives, inside sales personnel and outside dealers and distributors.

                   OTHER. In addition to the foregoing, Premier has interests in limited partnerships which own and manage rental properties, as described under Item 2 of this report.

                   ADDITIONAL BUSINESS INFORMATION. No one class of products has accounted for 10 percent or more of consolidated revenues of either industry segment in any of the last three fiscal years. As an example, Newark Electronics, Premier's largest division, offers products from over 285 vendors, no one of which has had a material impact on its business as a whole. No new product line or business requiring the investment of a material amount of total assets was announced by any industry segment during the most recent fiscal year.

                   Premier and its subsidiaries obtain raw materials and finished products from a wide variety of sources. Purchases by Premier of finished products for distribution involve significant dollar volumes annually in the case of certain suppliers, but Premier does not believe that the loss of any particular supplier would have a material adverse effect on its business as a whole.

                   The industry segments of Premier are not deemed to be dependent on any particular patent, trademark, license, franchise or concession.

                   Seasonality is not a significant factor in the business of Premier considered as a whole or in either of its industry segments.

                   Premier requires large amounts of working capital to carry substantial inventories needed to meet rapid delivery requirements of customers in each of its industry segments.

                   No material part of the business of any industry segment of Premier is dependent upon a single customer or a few customers. No single customer accounts for 2 percent or more of Premier's consolidated operating revenues.

                   Backlog is not significant in any industry segment of Premier.

                   No material portion of any industry segment is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

                   COMPETITION. Substantial competition is encountered in all industry segments. Competitors include both large and small specialized firms, as well as large diversified businesses. Premier is one of the larger national distributors of industrial electronic components. It functions as a single source supplier to a broad range of customers in the maintenance, repair and operations market, as well as to original equipment manufacturers.
Product availability and service are key factors in maintaining a strong competitive position in the industry.

                   In the General Products industry segment, Premier has specialized in product lines and markets where it can provide unique customer benefits. Performance and customer service are more important competitive factors than price in this industry segment. Premier believes it is a major supplier in several of its product lines.

                   RESEARCH AND DEVELOPMENT. The amount spent by Premier on research activities relating to the development of new products and services or the improvement of existing products and services was approximately $3,500,000 for the fiscal year ended May 31, 1994 and $3,400,000 for each of the fiscal years ended May 31, 1993 and 1992. Virtually all such activities were sponsored by Premier rather than by customers.

                   ENVIRONMENTAL REGULATION. Compliance with federal, state and local provisions relating to the protection of the environment is not expected to have a material effect upon the earnings, financial condition or competitive position of Premier. In certain cases, the Corporation has initiated remedial activities at its owned facilities. The estimated costs of such activities, which are not material, have been fully provided for in the Corporation's financial statements.

                   The Corporation also has been involved with several third-party waste disposal sites in various states at which it has been named a potentially responsible party under applicable environmental laws. Such laws can impose joint and several liability upon each party at a given site; however, the extent of the Corporation's allocated financial contribution to the investigation and remediation of these sites is expected to be limited based on the number of other companies involved in the process and the relatively small volume of waste attributed to the Corporation. Although it is difficult to quantify the potential impact of compliance at these sites, based on current information, management believes that the ultimate costs of these matters will not have a material impact on the earnings, financial condition or competitive position of Premier.

                   EMPLOYEES AND SALES FORCE. Premier had approximately 4,300 persons in its employ as of May 31, 1994. As of that date, a sales force of approximately 2,500 persons, including employees and independent agents, was engaged in the sale and distribution of Premier products.

                   (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                   Premier has direct selling operations (through subsidiaries) in eight foreign countries. Financial information about foreign and domestic operations appears as Note 12 (Segment Information) to the Corporation's Consolidated Financial Statements on page 17 of its 1994 Annual Report to shareholders, which is incorporated herein by reference. In addition, Premier is engaged in export sales.

Item 2.            PROPERTIES

                   Premier has facilities, including general and sales offices, distribution centers, manufacturing plants and research facilities, in 207 locations in the United States, Canada and Europe. Of these facilities, those owned in fee by Premier contain approximately 2,100,000 square feet and are located on sites consisting of approximately 155 acres of land. Premier also owns vacant land adjacent to some of its facilities for future expansion.

                   Facilities leased by Premier contain approximately 528,000 square feet. No single lease is material to the business of any industry segment.

                   The Electronics Distribution segment, headquartered in Chicago, Illinois, has 142 locations, the majority of which are leased sales offices. Major distribution centers are located in Chicago, Illinois and Gaffney, South Carolina, with smaller distribution centers located elsewhere in the United States and in Canada and the United Kingdom. The General Products segment, with headquarters in Cleveland, Ohio, maintains numerous distribution centers and sales offices in the United States, Canada and Europe, along with manufacturing facilities located in Indianapolis, Indiana, Cleveland, Ohio and Wooster, Ohio. The Premier executive offices, corporate staff and principal research and development activities are located in its Cleveland, Ohio facilities.

                   Premier has interests in limited partnerships which own and operate rental properties located in Arlington, Virginia, consisting of residential units and an office building.

                   Management believes that the facilities utilized by Premier in the conduct of its business are suitable for their intended use.

Item 3.            LEGAL PROCEEDINGS

                   There are at the date of this report no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Premier is a party or to which any of its property is subject.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   No matters were submitted to a vote of security holders during the quarter ended May 31, 1994.


Item 4a.           EXECUTIVE OFFICERS OF THE REGISTRANT

                   The following table and accompanying text set forth the names, ages and positions held by each of the executive officers of Premier as of July 8, 1994, as well as information about each such person's principal occupations and employment during the past five years:

                                        Year First          Positions Held with
                                        Elected as            Premier During
       Name                  Age        an Officer            Last Five Years
       ----                  ---        ----------          ---------------------
Morton L. Mandel             72            1946             Chairman of the Board and Director

Jack N. Mandel               82            1946             Chairman of Finance Committee and Director

Joseph C. Mandel             80            1946             Chairman of Executive Committee and Director

Philip S. Sims               66            1968             Vice Chairman of the Board and Director, November 1992;
                                                            Vice Chairman of the Board, Treasurer and Director, October 1991;
                                                            Executive Vice President and Treasurer

Bruce W. Johnson             53            1978             President, January 1992 and Director, October 1993; Executive Vice
                                                            President

Terry L. Taylor              48            1990             Executive Vice President, February 1992; Senior Vice President,
                                                            September 1990; Vice President, March 1990; Vice President and
                                                            Division Head within the General Products Group

Denis A. Moore               56            1982             Senior Vice President

Denis M. Bohm                55            1978             Vice President

William D. Coole             45            1989             Vice President

Thomas J. Dato               48            1992             Vice President, December 1992; Vice President and Division Head
                                                            within the Electronics Distribution Group, September 1989; Assistant
                                                            Vice President within the Electronics Distribution Group

Deidra D. Dixon              39            1992             Vice President and General Counsel, December 1991

Howard P. Frank              54            1994             Vice President and Secretary, March 1994; Assistant Vice President

                                       Year First          Positions Held with
                                       Elected as            Premier During
       Name                 Age        an Officer            Last Five Years
       ----                 ---        ----------          ---------------------
John H. Gerhart             51            1991             Vice President, October 1991; Vice President, Human Resources
                                                           Development, August 1989; Assistant Vice President, Human
                                                           Resources Development

J. Kenneth Gibson           48            1990             Vice President within the General Products Group, April 1990;
                                                           Assistant Vice President

J. Robert McCabe            68            1968             Vice President

Stuart D. Neidus            43            1992             Vice President and Treasurer, November 1992

James D. Spotz              48            1989             Vice President

Phillip Vander Pol          53            1978             Vice President and Controller

J. David Webster            57            1992             Vice President

            With the exception of Deidra D. Dixon and Stuart D. Neidus, each of the executive officers has been employed by Premier in the positions listed above for the last five years. Deidra D. Dixon was an attorney with the law firm of Jones, Day, Reavis and Pogue from September, 1983 through November, 1991 and a partner of that firm from January, 1988. Ms. Dixon joined Premier in December, 1991. Stuart D. Neidus has been employed by Premier since November, 1992. Prior to joining Premier, Mr. Neidus was an accountant with the accounting firm of KPMG Peat Marwick from June, 1973 through October, 1992 and a partner in that firm from July, 1984.

                 Morton L., Jack N. and Joseph C. Mandel are brothers and co-founders of the Corporation. There are no family relationships between any other director, director nominee and/or executive officer of the Corporation.

                 Each of the officers of the Corporation is elected annually by the Board of Directors to serve until the next annual meeting of the Board and until his or her successor is elected and qualified.

                                    PART II

Item 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

                 Premier Common Stock is listed for trading on the New York Stock Exchange. As of July 8, 1994, there were approximately 8,100 holders of Premier Common Stock (including individual participants in security position listings and accounts, as well as holders of record).

                 The reported high and low sales prices of Premier Common stock and the amount of dividends per share paid by quarter for the two most recent fiscal years are contained on page 10 of the Corporation's 1994 Annual Report to its shareholders under the caption "Highlights by Quarter" and such information is incorporated herein by reference.

                 The last reported sale price of Premier Common Stock on July 8, 1994, based on the closing price on the New York Stock Exchange on that date, was $20.00.


Item 6.           SELECTED FINANCIAL DATA


                 Information with respect to selected financial data for each of the last five fiscal years, which is included in the "Ten Year Financial Summary" contained on pages 8 and 9 of Premier's 1994 Annual Report to its shareholders, is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The "Management's Review" contained on pages 18 and 19 of Premier's 1994 Annual Report to its shareholders is incorporated herein by reference.


Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The consolidated financial statements and accompanying notes of Premier and its subsidiaries contained on pages 11 through 17, inclusive, of Premier's 1994 Annual Report to its shareholders, together with the independent auditors' report relating thereto contained on page 19 thereof, and the unaudited quarterly financial data under the heading "Highlights by Quarter" on page 10 of such Annual Report, are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information relating to directors of Premier contained under the headings "Election of Directors" on pages 4 through 6, inclusive, "Certain Relationships and Transactions" on page 6, and the paragraph under the heading "Security Ownership of Certain Beneficial Owners and Management" appearing at the bottom of page 7 and the top of page 8 of Premier's Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated herein by reference. Information relating to executive officers of Premier is contained herein under Item 4a of Part I of this report.


Item 11.         EXECUTIVE COMPENSATION

                 The information contained under the headings "Compensation of the Board of Directors" on page 7, "Compensation of Executive Officers" on page 9 through 12, inclusive, "Compensation Committee Report on Executive Compensation" on pages 12 through 14, inclusive, "Compensation Committee Interlocks and Insider Participation" on page 15 and "Five-year

        Shareholder Return Comparison" on pages 15 and 16 of Premier's Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information relating to security ownership set forth under the headings "Election of Directors" on pages 4 through 6, inclusive, and "Security Ownership of Certain Beneficial Owners and Management" on pages 7 and 8 of Premier's Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information under the headings "Certain Relationships and Transactions" on page 6 and "Compensation Committee Interlocks and Insider Participation" on page 15 of Premier's Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 (a)   DOCUMENTS FILED AS PART OF THIS REPORT:

                          (1) The following consolidated financial statements of Premier Industrial Corporation and Subsidiaries, together with the independent auditors' report relating thereto, contained on pages 11 through 17, inclusive, and page 19 of Premier's 1994 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Highlights by Quarter" on page 10 of such Annual Report, are incorporated herein by reference:

                             Consolidated Balance Sheet at May 31, 1994 and 1993

                             Consolidated Statement of Earnings for the years ended May 31, 1994, 1993 and 1992

                             Consolidated Statement of Shareholders' Equity for the years ended May 31, 1994, 1993 and 1992

                             Consolidated Statement of Cash Flows for the years ended May 31, 1994, 1993 and 1992

                             Notes to Consolidated Financial Statements

                             Auditors' Report

                             Highlights by Quarter (unaudited)

                 (2)   Financial Statement Schedules of Premier
                       Industrial Corporation and Subsidiaries:

                       Independent Auditors' Report on Financial Statement Schedules

                       Schedule I - Temporary Investments

                       Schedule VIII - Valuation Accounts

                       All other schedules are omitted because they are not
             required, not applicable, or the information is given in the consolidated financial statements or the notes thereto.

                 (3)   Exhibits Required to be Filed by Item 601 of
                       Regulation S-K

                       The information called for by this paragraph is contained
             in the Exhibit Index of this report on page 18, which is incorporated herein by reference.

             (b)       Reports on Form 8-K

                       No Current Reports on Form 8-K were filed during the
             last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREMIER INDUSTRIAL CORPORATION


Date:  July 21, 1994                    BY /s/ Morton L. Mandel
                                           ----------------------------------
                                                  Morton L. Mandel
                                                Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of July, 1994.


     SIGNATURE                                      TITLE
     ---------                                      -----
/s/ Morton L. Mandel                Chairman of the Board and Director
- - --------------------------          (Principal Executive Officer)
Morton L. Mandel


/s/ Jack N. Mandel                  Finance Committee Chairman and Director
- - -----------------------
Jack N. Mandel


/s/ Joseph C. Mandel                Executive Committee Chairman and Director
- - -----------------------
Joseph C. Mandel


/s/ Philip  S. Sims                 Vice Chairman of the Board and Director
- - -----------------------             (Principal Financial and Accounting Officer)
Philip S. Sims


                                           DIRECTORS
                                           ---------


/s/ Edward B. Brandon                     /s/ Scott S. Cowen
- - ----------------------------------        ------------------------------------
Edward B. Brandon                         Scott S. Cowen


/s/ Hugh Calkins                          /s/ William M. Hamilton
- - ----------------------------------        ------------------------------------
Hugh Calkins                              William M. Hamilton


/s/ John C. Colman                        /s/ Bruce W. Johnson
- - ----------------------------------        ---------------------------------------
John C. Colman                            Bruce W. Johnson

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
         -------------------------------------------------------------



The Shareholders and Board of Directors
Premier Industrial Corporation:



Under date of July 21, 1994, we reported on the consolidated balance sheets of Premier Industrial Corporation and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended May 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Part IV, Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ KPMG PEAT MARWICK
KPMG PEAT MARWICK



Cleveland, Ohio
July 21, 1994


                                                                                                       SCHEDULE I

                                          PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                                       TEMPORARY INVESTMENTS
                                                       YEAR END MAY 31, 1994

                                                                                                      Amount
                                                                                                    Carried In
                                                                          Market                     Balance
                              Par                                         Value                      Sheet at
Investment                   Value                  Cost                May 31, 1994                May 31, 1994
- - ----------                  -------                 ----                ------------                ------------
I.   TAX EXEMPT BONDS:

     Alabama                 $ 2,000,000             $ 2,000,000                $ 2,000,000               $ 2,000,000
     Arkansas                  3,255,000               3,258,143                  3,255,000                 3,256,107
     California                2,815,000               2,817,759                  2,815,000                 2,815,000
     Florida                     850,000                 850,000                    850,000                   850,000
     Georgia:
      State Municipal
      Elec. Authority          6,000,000               6,002,910                  5,996,820                 6,000,490
      Other                    5,100,000               6,102,681                  6,099,063                 6,100,000
     Hawaii                      905,000                 906,077                    904,294                   905,609
     Illinois                  9,000,000               9,011,790                  8,996,700                 9,003,982
     Indiana                   3,555,000               3,557,910                  3,555,000                 3,555,488
     Kansas                      200,000                 200,000                    200,000                   200,000
     Kentucky                    500,000                 500,000                    500,000                   500,000
     Maryland                  6,435,000               6,441,292                  6,435,170                 6,437,928
     Massachusetts             3,000,000               3,004,440                  3,000,510                 3,000,000
     Nebraska                  1,510,000               1,510,680                  1,504,866                 1,510,159
     New Mexico                3,000,000               3,001,440                  2,999,220                 3,000,241
     New York                  3,000,000               3,004,350                  2,998,200                 3,002,948
     North Carolina            3,600,000               3,622,910                  3,596,202                 3,601,463
     North Dakota              2,890,000               2,892,803                  2,887,197                 2,890,490
     Ohio                      6,440,000               6,440,000                  6,444,323                 6,440,000
     Pennsylvania              6,000,000               6,007,260                  5,996,920                 6,006,110
     Tennessee                 3,000,000               3,002,190                  2,996,820                 3,000,367
     Texas                     5,475,000               5,481,570                  5,475,000                 5,479,453
     West Virginia               325,000                 325,000                    325,000                   325,000
     Wisconsin                 5,700,000               5,708,164                  5,681,313                 5,704,161
                            ------------            ------------               ------------              ------------
                              85,555,000              85,649,369                 85,512,618                85,584,996
                            ------------            ------------               ------------              ------------

II.Treasury Notes              1,875,000               1,880,859                  1,880,859                 1,880,859
                            ------------            ------------               ------------              ------------

     TOTAL                  $ 87,430,000            $ 87,530,228               $ 87,393,477              $ 87,465,855
                            ============            ============               ============              ============

                                                                   SCHEDULE VIII





                                          PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                                        Valuation Accounts

                                              Years Ended May 31, 1994, 1993 and 1992


                                                                                      Accumulated
                                                                                      Amortization
                                                    Allowance for                    of Oil and Gas
                                                Doubtful Accounts (A)                Investments (A)
                                                ---------------------                ---------------
Balance at May 31, 1991                              $ 2,176,632                       $ 6,049,517

Additions to Profit and Loss                           1,635,785                           150,000

Deductions                                             1,257,513 (B)                        --
                                                     -----------                       -----------

Balance at May 31, 1992                                2,554,904                         6,199,517

Additions to Profit and Loss                             490,732                           150,000

Deductions                                               971,823 (B)                        --
                                                     -----------                       -----------

Balance at May 31, 1993                                2,073,813                         6,349,517

Additions to Profit and Loss                             686,127                           200,000

Deductions                                             1,132,940 (B)                        --
                                                     -----------                       -----------

Balance at May 31, 1994                              $ 1,627,000                       $ 6,549,517
                                                     ===========                       ===========


Notes:

(A)  Deducted in the consolidated balance sheet from the asset to which it applies.

(B)  Accounts charged off, less recoveries.

                                 EXHIBIT INDEX

EXHIBIT                                                                                                      PAGE
NUMBER (1)                       DESCRIPTION OF EXHIBIT                                                     NUMBER
- - ----------                       ----------------------                                                     ------
  3 (i)       Amended Articles of Incorporation                                                               *

  3 (i)(a)    Amendment to the Amended Articles of Incorporation filed                                        *
              with the Secretary of State of Ohio on November 18, 1988

  3 (ii)      Regulations                                                                                     *

  4a.         Specimen Common Stock Certificate                                                               *

  4b. Long-term debt of the registrant or various of its subsidiaries is outstanding under a $6,500,000 variable rate (3.05% at May 31, 1994) Industrial Development Revenue Bond payable December
              1, 2015. The amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Consequently, this instrument is not included as an exhibit. The registrant agrees that it will furnish a copy of this instrument to the Securities and Exchange Commission upon its request.

 10.          Material Contracts

              a. Premier Industrial Corporation 1973 Stock Option Plan for                                    *
                 Management Employees**

              b. Forms of Senior Management Option Agreement**                                                *

              c. Summary of Executive Officer Medical Reimbursement Plan**                                    *

              d. Consulting Agreement between the Corporation and                                             *
                 William M. Hamilton**

              e. Summary of consulting arrangement between the Corporation                                    *
                 and John C. Colman.**

 11           Statement regarding computation of net earnings per share                                       20

 13           Selected portions of the Annual Report to shareholders for the year
              ended May 31, 1994                                                                              21

              a. Industry Segment Information (page 10 of the 1994 Annual Report)                             22

              b. Highlights by Quarter (page 10 of the 1994 Annual Report)                                    22

              c. Ten Year Financial Summary (pages 8 and 9 of the 1994 Report)                                23

              d. Management's Review (pages 18 and 19 of the 1994 Annual Report)                              25

              e. Consolidated Balance Sheet (page 11 of the 1994 Annual Report)                               27

              f. Consolidated Statement of Earnings (page 12 of the 1994 Annual Report)                       28

              g. Consolidated Statement of Shareholders' Equity (page 12 of the Annual Report)                28

              h. Consolidated Statement of Cash Flows (page 13 of the 1994 Annual Report)                     29

              i. Notes to Consolidated Financial Statements (pages 14 through 17,
                 inclusive, of the 1994 Annual Report)                                                        30

              j. Auditor's Report (page 19 of the Annual Report)                                              34

 21           Subsidiaries of the registrant                                                                  35

 23           Consent of KPMG Peat Marwick                                                                    36
- - ----------

(1) Numbered in accordance with Item 601 of Regulation S-K.

              * Those exhibits previously filed and incorporated herein by reference are identified above by an asterisk. Exhibits 3(i), 3(i)(a), 3(ii) and 4a were contained in a Registration Statement on Form 8-A, No. 1-4903, which was effective October 26, 1988, under the corresponding exhibit number. Exhibits 3(i), 3(i)(a), 3(ii), 10a and 10b were contained in a Registration Statement on Form S-8, No. 3325251, which was effective November 18, 1988, under the corresponding exhibit number. Exhibits 10c, 10d and 10e were contained in the Annual Report on Form 10-K, which was filed on August 30, 1993, under the corresponding exhibit number. Exhibits 10c, 10d and 10e were contained in the Annual Report on Form 10-K, which was filed on August 30, 1993, under the corresponding exhibit number.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.