Form 10-Q
period 1994-08-31
PREMIER INDUSTRIAL CORP
filed 1994-10-14
CIK 80051

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended                 August 31, 1994

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

                                        Yes    X            No

Number of shares of Common Stock outstanding at October 3, 1994:   84,837,079

                          PAGE 1 OF 10 PAGES

               Exhibit Index appears on page 9.

               PREMIER INDUSTRIAL CORPORATION

                        Table of Contents


Part I.  Financial Information

Item 1 - Financial Statements:

  Consolidated Statement of Earnings for the three months
  ended August 31, 1994 and 1993 . . . . . . . . . . . . . . . .. .  .  . 3


  Consolidated Balance Sheet at August 31, 1994, and
  May 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 4


  Consolidated Statement of Cash Flows for the three months
  ended August 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .  5


  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 7


  Liquidity, Capital Resources and Cash Flows (Financial Condition) . . . 7


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . .  . . . . .  8


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                               PAGE 2 OF 10 PAGES

                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statement of Earnings
                                    (Unaudited)


(In thousands of dollars, except per share amounts)

                                                      Three Months Ended
                                                            August 31,
                                                           1994      1993

Operating revenues                                      $ 198,372 $ 177,758
Other income, net                                             779     1,180
                                                          199,151   178,938

Costs and expenses:
  Cost of sales                                           108,059    96,267
  Selling, administrative and general                      47,973    46,172
  Depreciation                                              1,946     1,873
  Amortization of other assets                                 98        81
  Interest                                                     74        70
                                                          158,150   144,463

Earnings before income taxes                               41,001    34,475

Income taxes                                               15,609    12,395

Net earnings                                            $  25,392 $  22,080

Net earnings per share                                  $     .30 $     .26

Dividends per share                                     $     .10 $      .09

Common shares and common stock
 equivalents outstanding                               84,943,853 86,384,601




See accompanying Notes to Consolidated Financial Statements.


                        PAGE 3 OF 10 PAGES


               PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheet
(In thousands of dollars)

ASSETS                                   August 31,      May 31,
                                               1994         1994
                                         (Unaudited)    (Audited)
Current assets:
  Cash and equivalents                    $  51,288    $  42,122
  Temporary investments                     103,937       87,466
  Receivables, less allowance               107,688      107,911
  Inventories                               161,546      155,261
  Prepaid expenses and deferred
    income taxes                             10,473       10,177
     Total current assets                   434,932      402,937

Property, plant and equipment, at cost,
  less accumulated depreciation              53,936       52,584

Other assets, at cost,
  less accumulated amortization              39,381       38,227
                                          $ 528,249    $ 493,748

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payables                                $  29,455    $  24,664
  Accrued liabilities                        36,267       23,252
     Total current liabilities               65,722       47,916

Deferred income taxes                        17,743       16,133
Long-term debt                                6,500        6,500

Shareholders' Equity:
  Serial preferred stock, without par value;
   1,500,000 shares authorized but unissued       -            -

  Common stock, without par value;
   stated value $1 per share; 100,000,000
   shares authorized, 87,076,321
    issued                                   87,076       87,076

  Retained earnings                         407,015      390,087
  Foreign currency translation adjustment       705          221

  Treasury shares at cost (2,239,242 and
   2,130,567 shares at August 31, 1994 and
   May 31, 1994, respectively)              (56,512)     (54,185)
                                            438,284      423,199
                                          $ 528,249    $ 493,748

See accompanying Notes to Consolidated Financial Statements.

                     PAGE 4 OF 10 PAGES

             PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Cash Flows
                             (Unaudited)


                                          Three Months Ended
                                               August 31,
                                            1994        1993

(In thousands of dollars)

Cash and equivalents at beginning
  of period                              $42,122     $43,724

Cash flows from operating activities:
 Net earnings                             25,392      22,080
 Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation and amortization           2,044       1,954
   Deferred income taxes                   1,610       3,667
   Changes in:
    Receivables                              223       8,409
    Prepaid expenses                        (296)     (5,826)
    Inventories                           (6,285)     (7,360)
    Payables                               4,791      (1,236)
    Accrued Liabilities                   13,015      10,907
    Other                                  ( 660)     (2,539)
      Net cash provided by
        operating activities              39,834      30,056

Cash flows from investing activities:
 Net additions to property, plant and
   equipment                              (3,298)     (2,705)
 Purchase of temporary investments      (241,026)   (125,388)
 Sale of temporary investments           224,555     107,643
 Other                                      (107)       (223)
      Net cash used in investing
        activities:                      (19,876)    (20,673)

Cash flow from financing activities:
 Dividends paid                           (8,484)     (7,758)
 Purchase of treasury shares              (2,327)    (13,425)
 Proceeds from stock plans                    19           17
     Net cash used in financing
       activities                        (10,792)     (21,166)

Cash and equivalents at end of period    $51,288      $31,941

See accompanying Notes to Consolidated Financial Statements.

                     PAGE 5 OF 10 PAGES

               PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation and subsidiaries (the "Company") as of August 31, 1994 and the results of its operations for the three month period then ended
   August 31, 1994 and 1993.

3. The Company's inventories consist primarily of finished goods. Costs of certain inventories are determined using the dollar value LIFO method.
   If all inventroy costs were determined on a FIFO basis, inventories would have been $6,776,000 and $6,636,000 higher than reported at August 31, 1994 and May 31, 1994.


                              PAGE 6 OF 10 PAGES


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results Of Operations

First Quarter Ended August 31, 1994 versus First Quarter Ended August 31, 1993

Operating revenues of $198,372,000 were 11.6%, or $20,614,000, ahead of the $177,758,000 reported for the same period last year. The increase in revenues reflects continued gains by the Electronics Distribution Group, as well as a pick-up in demand in the General Products Group.
Cost of sales of $108,059,000 increased 12.6%, primarily related to the revenue gain. Selling, administrative, and general expenses increased 3.9%, or $1,801,000. Higer levels of payroll and operating costs related to the increased sales activity, partially offset by expense control efforts, accounted for the majority of the increase.


Primarily as a result of the above-noted factors earnings before income taxes increased 18.9% Income taxes increased 25.9% or $3,214,000 due to higher effective tax rates. As a result, net earnings increased 15% or $3,312,000.

Liquidity, Captial Resources and Cash Flows (Financial Condition)

The Company continues to maintain a solid financial condition. At August 31, 1994, working capital was $369,210,000 compared with $355,021,000 at May 31, 1994, an increase of $14,189,000. The ratio of current assets to current liabilities was 6.6 to 1 at August 31, 1994. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each industry segment.

The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues to represent less than 2% of total capitalization at August 31, 1994.

The Company's principal source of cash continues to be that provided by operating activities. Net cash provided by operating activities may fluctuate as a result of variations in operating income, receivable levels and the timing of payment of taxes, inventory and services. The Company expects, however, that earnings will provide sufficient cash to meet the Company's presently anticipated needs for cash, including funds for investing and financing activities.

Net cash used in investing activities during the first three months of fiscal 1994 consisted of net increase of $16,471,000 in temorpary investments retained for future business use. Net cash used in financing activities for the three-month period included cash dividends paid to shareholders of $8,484,000. During the quarter, the Company purchased approximately
109,000 of its shares for $2,327,000. As a result of these activities, coupled with cash generated from operations, cash and equivalents increased $9,166,000.


                          PAGE 7 OF 10 PAGES




                    PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits.  See Exhibit Index on page 9 of this quarterly report on
                     Form 10-Q.

(b)       No reports on Form 8-K were filed during the quarter ended
          August 31, 1994.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 14, 1994          PREMIER INDUSTRIAL CORPORATION
                                       (Registrant)


                                      /s/ Philip S. Sims
                                Philip S. Sims, Vice Chairman of the Board
                                (Principal Financial Officer and Duly
                                 Authorized Signatory on Behalf of
                                 Registrant)

                          PAGE 8 OF 10 PAGES

                              Exhibit Index




Exhibit
Number*     Description of Exhibit                         Page Number

 11         Computation of Net Earnings Per Share . . . . . . . . . 10





*Numbered in accordance with Item 601 of Regulation S-K.

                         PAGE 9 OF 10 PAGES

                                                              Exhibit 11

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                       Computation of Net Earnings Per Share

                                                     Three Months Ended
                                                          August 31,
                                                   1994              1993
Primary:
  Weighted average number of common
   shares outstanding during the
   period                                     84,839,874        85,951,495

  Common stock equivalents:
   Incremental shares, as determined
   under the treasury stock method,
   upon the assumed exercise of
   options outstanding during the
   period using the average market
   price                                         103,979           433,106
                                              84,943,853        86,384,601

Net earnings                                 $25,392,000       $22,080,000

Net earnings per share                       $       .30       $       .26

Fully diluted:
  Weighted average number of
   common shares outstanding
   during the period                          84,839,874        85,951,495

  Common stock equivalents:
   Incremental shares, as determined
   under the treasury stock method,
   upon the assumed exercise of
   options outstanding during the
   period using the quarter-ended
   market price if higher than
   the average market price                      129,786           433,106
                                              84,969,660        86,384,601

Net earnings                                 $25,392,000       $22,080,000
Net earnings per share                       $       .30       $       .26


                        PAGE 10 OF 10 PAGES