Form 10-Q
period 1994-11-30
PREMIER INDUSTRIAL CORP
filed 1995-01-13
CIK 80051

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended                 November 30, 1994

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

                                        Yes    X            No

Number of shares of Common Stock outstanding at January 11, 1995:  84,835,783

Page 1 of 12 pages

                       Exhibit Index appears on page 11

                       PREMIER INDUSTRIAL CORPORATION

                              Table of Contents


Part I.  Financial Information

Item 1 - Financial Statements:

  Consolidated Statement of Earnings for the three months and six months ended November 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Balance Sheet at November 30, 1994, and
  May 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

  Consolidated Statement of Cash Flows for the six months
  ended November 30, 1994 and 1993. . . . . . . . . . . . . . . . . . . . .5

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 7

  Liquidity, Capital Resources and Cash Flows (Financial Condition). . . . 7

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Security Holders. . . . . . . .8

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .10

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                           PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statement of Earnings
                                    (Unaudited)


(In thousands of dollars, except per share data)

                              Three Months Ended         Six Months Ended
                                 November 30,               November 30,
                                1994        1993          1994        1993

Operating revenues           $ 201,272   $ 183,166     $ 399,644   $ 360,924
Other income, net                1,192         971         1,971       2,151
                               202,464     184,137       401,615     363,075

Costs and expenses:
  Cost of sales                109,688      98,877       217,747     195,144
  Selling, administrative
   and general                  47,238      45,755        95,211      91,927
  Depreciation                   1,995       1,889         3,941       3,762
  Amortization of other
   assets                           98         104           196         185
  Interest                          79          69           153         139
                               159,098     146,694       317,248     291,157

Earnings before income taxes    43,366      37,443        84,367      71,918
  Income taxes                  16,151      13,395        31,760      25,790

Net earnings                 $  27,215    $ 24,048     $  52,607   $  46,128

Net earnings per share       $     .32    $    .28     $     .62   $     .54

Dividends per share          $     .10    $    .09     $     .20   $     .18

Average number of common
shares and common stock
equivalents outstanding     84,988,310  86,036,896    84,966,080  86,211,574






See accompanying Notes to Consolidated Financial Statements.

               PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheet

(In thousands of dollars)
                                                 November 30,   May 31,
                                                    1994         1994
                                                 (Unaudited)   (Audited)
ASSETS

Current assets:
  Cash and equivalents                           $  55,619    $  42,122
  Temporary investments                             92,368       87,466
  Receivables, less allowance                      109,648      107,911
  Inventories                                      165,897      155,261
  Prepaid expenses and deferred income taxes        10,883       10,177
     Total current assets                          434,415      402,937

Property, plant and equipment, at cost,
  less accumulated depreciation                     55,339       52,584

Other assets, at cost, less accumulated
  amortization                                      40,442       38,227
                                                 $ 530,196    $ 493,748
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payables                                       $  23,302   $   24,664
  Accrued liabilities                               20,169       23,252
     Total current liabilities                      43,471       47,916
Deferred income taxes                               17,743       16,133
Long-term debt                                       6,500        6,500

Shareholders' equity:
  Serial preferred stock, without par value;
   1,500,000 shares authorized but unissued              -            -
  Common stock, without par value;
   stated value $1 per share; 100,000,000
   shares authorized, 87,076,321 issued             87,076       87,076
  Retained earnings                                423,672      390,087
  Foreign currency translation adjustment              553          221
  Treasury shares at cost (1,934,169 and
   2,130,567 shares at November 30, 1994
   and May 31, 1994, respectively)                 (48,819)     (54,185)
                                                   462,482      423,199
                                                 $ 530,196    $ 493,748

See accompanying Notes to Consolidated Financial Statements.

              PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                   Six Months Ended
                                                    November 30,
                                                   1994         1993

(In thousands of dollars)

Cash and equivalents at beginning of
period                                          $ 42,122      $ 43,724

Cash flows from operating activities:
 Net earnings                                     52,607        46,128
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization                    4,137         3,947
  Deferred income taxes                            1,610         3,666
  Changes in:
   Receivables                                    (1,737)        2,666
   Inventories                                   (10,636)      (22,106)
   Prepaid expenses                                 (706)       (5,460)
   Payables                                       (1,362)        1,977
   Accrued liabilities                            (3,083)       (3,898)
   Other                                          (1,969)       (3,794)
     Net cash provided by operating activities    38,861        23,126

Cash flows from investing activities:
 Net additions to property, plant and
  equipment                                       (6,696)       (4,326)
 Purchase of temporary investments              (395,123)     (348,863)
 Sale of temporary investments                   390,221       350,125
 Other                                              (110)         (288)
     Net cash used in investing activities       (11,708)       (3,352)

Cash flows from financing activities:
 Dividends paid                                  (16,967)      (15,474)
 Purchase of treasury shares                      (3,669)      (22,828)
 Proceeds from stock plans                         6,980         9,331
     Net cash used in financing activities       (13,656)      (28,971)

Cash and equivalents at end of period           $ 55,619      $ 34,527


See accompanying Notes to Consolidated Financial Statements

                PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation and subsidiaries (the "Company") as of November 30, 1994 and the results of their operations for the three month and six month periods ended November 30, 1994 and 1993 and their cash flows for the six month periods ended November 30, 1994 and 1993.

2. The Company's inventories consist primarily of finished goods. Costs of certain inventories are determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, inventories would have been $6,896,000 and $6,636,000 higher than reported at November 30, 1994 and May 31, 1994.

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Results of Operations

 Second Quarter Ended November 30, 1994 versus Second Quarter Ended November 30, 1993.

 Operating revenues of $201,272,000 were 9.9%, or $18,106,000 ahead of the $183,166,000 reported for the same period last year. The increase in revenues largely reflects continued gains in the Electronics Distribution Group and the General Products Group. Cost of sales of $109,688,000 increased 10.9%, primarily related to the revenue gain. Selling, administrative, and general expenses increased only 3.2%, or $1,483,000, as higher levels of payroll and operating costs related to increased sales activity were partially offset by expense control efforts.

 As a result of the foregoing factors, earnings before income taxes increased 15.8%. Income taxes rose 20.6%, or $2,756,000, due to higher effective tax rates applied to the increased earnings. As a result, net earnings of $3,167,000 and earnings per share of $.32 rose 13.2% and 14.3%, respectively.

 Six Months Ended November 30, 1994 versus Six Months Ended November 30, 1993.

 Operating revenues of $399,644,000 were 10.7%, or $38,720,000 ahead of the same period last year. The increase in revenues reflects gains in both business segments. Cost of sales of $217,747,000 increased 10.9%, in line with the revenue gain. Selling, administrative and general expenses increased 3.6%, or $3,284,000, as we have continued our efforts to control expenses.

 The above-noted factors resulted in a 17.3% gain in earnings before income taxes. Income taxes were up 23.1%, impacted by higher effective tax rates and the earnings gains noted above. As a result, net earnings and earnings per share increased 14% and 14.8%, respectively.

Liquidity, Capital Resources and Cash Flows (Financial Condition)

The Company continues to maintain a strong financial condition.  At
November 30, 1994, working capital of $390,944,000 compared with $355,021,000 at May 31, 1994, an increase of $35,923,000. The ratio of current assets to current liabilities was 10 to 1 at November 30, 1994. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each industry segment.
In addition, the Company maintains cash and invested funds to meet growth opportunities, including business expansion, new division start-ups and acquisitions, and to have internal capital available for distribution to shareholders. The Company continues to develop growth plans and to search for suitable acquisitions.

The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues at November 30, 1994 to represent less than 2% of total capitalization.

The Company's principal source of cash continues to be provided by operating activities. Net cash provided by operating activities fluctuates as a result of variations in operating income, receivable and inventory levels and the timing of payment of liabilities and taxes. The Company expects that net earnings generally will provide sufficient cash to meet the Company's presently anticipated needs for cash, including funds for investing and financing activities.

Net cash used in investing activities during the first six months of fiscal 1995 consisted of, among other things, net property, plant and equipment additions of $6,696,000. Net cash used in financing activities included cash dividends paid to shareholders of $16,967,000 and net additions to temporary investments of $4,902,000. The Company from time to time purchases shares of its common stock which are then held as treasury shares for general corporate purposes. During the first half of fiscal 1995 the Company purchased approximately 162,000 of its shares for $3,669,000. Largely as a result of these activities, coupled with cash generated from operations, cash and equivalents increased $13,497,000.


Item 4 - Submission of Matters To a Vote of Security Holders

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 11, 1994. Of the 84,837,057 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, 75,012,810 shares were present in person or by proxy, each entitled to one vote on all matters to come before the meeting.

The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated below:

1. Election of Board of Directors. The shareholders voted to fix the total number of Directors of the Company at ten and to re-elect all of the ten incumbent Directors, as follows:

      Name of                                    Voting Results
    Director Nominee                          For           Withheld
    Edward B. Brandon                      74,488,251        524,559
    Hugh Calkins                           74,655,687        357,123
    John C. Colman                         74,480,072        532,738
    Scott S. Cowen                         74,637,329        375,481
    William M. Hamilton                    74,489,542        523,268
    Bruce W. Johnson                       74,483,935        528,875
    Jack N. Mandel                         74,475,007        537,803
    Joseph C. Mandel                       74,477,902        534,908
    Morton L. Mandel                       74,486,713        526,097
    Philip S. Sims                         74,483,264        529,546

2. Ratification of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending May 31, 1995.

                                  Voting Results
      For                            Against                       Abstain
   74,760,764                        176,289                       75,757

3. The shareholder proposal, co-sponsored by the Adrian Dominican Sisters and Christian Brothers Investment Services, Inc., which called for both a public commitment to greater diversity in senior management and Board positions, with implementation plans including time line expectations and periodic progress reports to shareholders, and the establishment of a standing Nominating Committee of the Board of Directors to assist in greater review of women and multiracial/multicultural Board candidates consistent with such public commitment. The results were as follows:

                                    Voting Results
                                                                    Broker
      For              Against                   Abstain           Non-Votes
   3,565,908          67,863,817                 655,449           2,927,636

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.  See Exhibit Index on page 11 of this Quarterly Report on
     Form 10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 1994.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 13, 1995                         PREMIER INDUSTRIAL CORPORATION
                                                        (Registrant)


                                                      /s/ Philip S. Sims
                                               Philip S. Sims
                                               Vice Chairman of the Board
                                               (Principal financial officer
                                               and duly authorized signatory
                                               on behalf of registrant)

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





*Numbered in accordance with Item 601 of Regulation S-K.

                                                                  Exhibit 11

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                       Computation of Net Earnings Per Share

                                Three Months Ended         Six Months Ended
                                   November 30,              November 30,
                                1994         1993          1994        1993
Primary:
  Weighted average number
  of common shares
  outstanding during
  the period                 84,840,580   85,649,234    84,840,225  85,801,190

  Common stock equivalents:
   Incremental shares, as
   determined under the
   treasury stock method,
   upon the assumed exercise
   of options outstanding
   during the period using
   the average market price     147,730      387,662       125,855     410,384
                             84,988,310   86,036,896    84,966,080  86,211,574

Net earnings                $27,215,000  $24,048,000   $52,607,000 $46,128,000
Net earnings per share      $       .32  $       .28   $       .62 $       .54

Fully diluted:
  Weighted average number
  of common shares
  outstanding during the
  period                     84,840,580   85,649,234    84,840,225  85,801,190

  Common stock equivalents:
   Incremental shares,
   as determined under the
   treasury stock method,
   upon the assumed exercise
   of options outstanding
   during the period using
   the quarter-ended market
   price if higher than the
   average market price         149,603      415,015       139,694     424,060
                             84,990,183   86,064,249    84,979,919  86,225,250

Net earnings                $27,215,000  $24,048,000   $52,607,000 $46,128,000
Net earnings per share      $       .32  $       .28   $       .62 $       .54