Form 10-Q
period 1995-02-28
PREMIER INDUSTRIAL CORP
filed 1995-04-12
CIK 80051

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       February 28, 1995

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

                        Commission file number 1-4903

                        PREMIER INDUSTRIAL CORPORATION
            (Exact name of registrant as specified in its charter)

              Ohio                                      34-0661122
(State or other jurisdiction of          (I.R.S. employer identification no.)
 incorporation or organization)

4500 Euclid Avenue, Cleveland, Ohio    P.O. Box 94884               44101-4884
(Address of principal executive offices)                            (Zip code)

(216) 391-8300
(Registrant's telephone number, including area code)

                                 None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X            No

Number of shares of Common Stock outstanding at April 10, 1995:  84,081,689

                              Page 1 of 11 pages

                    Exhibit Index appears on page 10

                        PREMIER INDUSTRIAL CORPORATION

                              Table of Contents



Part I.  Financial Information

Item 1 - Financial Statements:

  Consolidated Statement of Earnings for the three months
  and nine months ended February 28, 1995 and
  1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Balance Sheet at February 28, 1995 and
  May 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statement of Cash Flows for the nine months
  ended February 28, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . 5

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

  Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statement of Earnings
                                    (Unaudited)


(In thousands of dollars, except per share data)

                              Three Months Ended           Nine Months Ended
                                 February 28,                 February 28,
                                1995       1994             1995        1994

Operating revenues          $ 198,440  $ 177,942        $ 598,084   $ 538,866
Other income, net               1,311        902            3,282       3,053
                              199,751    178,844          601,366     541,919

Costs and expenses:
  Cost of sales               108,352     96,404          326,099     291,548
  Selling, administrative
    and general                50,215     47,120          145,426     139,047
  Depreciation                  1,983      1,837            5,924       5,599
  Amortization of other
    assets                         97         92              293         277
  Interest                         87         92              240         231
                              160,734    145,545          477,982     436,702

Earnings before income taxes   39,017     33,299          123,384     105,217
  Income taxes                 14,538     12,616           46,298      38,406

Net earnings                $  24,479  $  20,683        $  77,086   $  66,811

Net earnings per share      $     .29  $     .24        $     .91   $     .78

Dividends per share         $     .11  $     .10        $     .31   $     .28

Average number of common
shares and common stock
equivalents outstanding    84,676,300 86,124,667       84,870,355  86,173,703






See accompanying Notes to Consolidated Financial Statements.

                 PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet

(In thousands of dollars)
                                                February 28,        May 31,
                                                   1995              1994
ASSETS                                          (Unaudited)        (Audited)
Current assets:
  Cash and equivalents                          $    19,102      $   42,122
  Temporary investments                             117,147          87,466
  Receivables, less allowance                       114,730         107,911
  Inventories                                       165,893         155,261
  Prepaid expenses and deferred income taxes         10,140          10,177
   Total current assets                             427,012         402,937

Property, plant and equipment, at cost,
  less accumulated depreciation                      58,211          52,584

Other assets, at cost, less accumulated
  amortization                                       41,503          38,227
                                                $   526,726      $  493,748

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payables                                      $    24,166      $   24,664
  Accrued liabilities                                23,075          23,252
   Total current liabilities                         47,241          47,916

Deferred income taxes                                17,757          16,133
Long-term debt                                        6,500           6,500

Shareholders' equity:
  Serial preferred stock, without par value;
   1,500,000 shares authorized but unissued               -               -

  Common stock, without par value;
   stated value $1 per share; 100,000,000
   shares authorized, 87,076,321 issued              87,076          87,076

  Retained earnings                                 438,714         390,087

  Foreign currency translation adjustment             1,103             221

  Treasury shares at cost (2,925,157 and
   2,130,567 shares at February 28, 1995 and
   May 31, 1994, respectively)                      (71,665)        (54,185)
                                                    455,228         423,199
                                                 $  526,726      $  493,748

See accompanying Notes to Consolidated Financial Statements.

                 PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(In thousands of dollars)
                                                          Nine Months Ended
                                                            February 28,
                                                           1995         1994

Cash and equivalents at beginning of period           $   42,122    $  43,724

Cash flows from operating activities:
  Net earnings                                            77,086       66,811
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation and amortization                           6,217        5,876
   Deferred income taxes                                      (8)      (1,250)
   Changes in:
     Receivables                                          (6,819)      (3,872)
     Inventories                                         (10,632)     (23,277)
     Prepaid expenses                                      1,669       (1,541)
     Payables                                               (498)         448
     Accrued liabilities                                    (177)       2,039
     Other                                                (2,476)      (4,776)
       Net cash provided by operating activities          64,362       40,458

Cash flows from investing activities:
  Net additions to property, plant and
   equipment                                             (11,551)      (8,353)
  Purchase of temporary investments                     (482,797)    (504,055)
  Sale of temporary investments                          453,116      513,175
  Other                                                     (118)        (238)
       Net cash provided by (used in)
       investing activities                              (41,350)         529

Cash flows from financing activities:
  Dividends paid                                         (26,321)     (24,066)
  Purchase of treasury shares                            (27,308)     (29,408)
  Proceeds from stock plans                                7,597        9,467
       Net cash used in financing activities             (46,032)     (44,007)

Cash and equivalents at end of period                 $   19,102    $  40,704




See accompanying Notes to Consolidated Financial Statements.

                   PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation and subsidiaries (the "Company") as of February 28, 1995 and the results of their operations for the three month and nine month periods ended February 28, 1995 and 1994 and their cash flows for the nine month periods ended February 28, 1995 and 1994.

2. Effective June 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. There was no impact resulting from the adoption of the statement. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date. Under this statement the Company's investments have been classified as "available-for-sale" and consist principally of U.S. and other governmental obligations. These securities are carried at cost which approximates fair value.

3. The Company's inventories consist primarily of finished goods. Cost of certain inventories is determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, inventories would have been $7,016,000 and $6,636,000 higher than reported at February 28, 1995 and May 31, 1994, respectively.

        Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results Of Operations

 Third Quarter Ended February 28, 1995 versus Third Quarter Ended
 February 28, 1994

 Operating revenues of $198,440,000 were 11.5%, or $20,498,000, ahead of the $177,942,000 reported for the same period last year. The increase in revenues reflects continued gains in the Electronics Distribution Group and the General Products Group. Cost of sales of $108,352,000 increased 12.4%, primarily related to the revenue gain. Selling, administrative, and general expense increased 6.6%, or $3,095,000. Higher levels of payroll and operating costs were related to the increased sales activity and funding of those programs likely to help maintain long-term growth. These increases were partially offset by expense control programs.

 Primarily as a result of the foregoing factors, net earnings of $24,479,000 rose 18.4%. Earnings per share, benefitting from a lower number of shares outstanding due to increased shares purchased for treasury, rose 20.8%.

 Nine Months Ended February 28, 1995 versus Nine Months Ended
 February 28, 1994

 Operating revenues of $598,084,000 were 11%, or $59,218,000 ahead of the same period last year. The increase in revenues reflects gains in both business segments. Cost of sales of $326,099,000 increased 11.9%, in line with the revenue gain. Selling, administrative and general expenses increased only 4.6%, or $6,379,000, as a result of success in controlling expenses.

 The above-noted factors resulted in a 17.3% gain in earnings before income taxes. Income taxes were up 20.5%, impacted by slightly higher effective tax rates and the earnings gains noted above. As a result, net earnings increased 15.4%. Earnings per share rose 16.7%, based on the foregoing factors, coupled with a lower number of shares outstanding.

Liquidity, Capital Resources and Cash Flows (Financial Condition)

The Company continues to maintain a solid financial condition.  At
February 28, 1995, working capital was $379,771,000 compared with $355,021,000 at May 31, 1994, an increase of $24,750,000. The ratio of current assets to current liabilities was 9 to 1 at February 28, 1995. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each industry segment. In addition, the Company maintains cash and invested funds to meet growth opportunities, including business expansion, new division start-ups and acquisitions, and to have internal capital available for distribution to shareholders. The Company continues to develop growth plans and to search for suitable acquisitions.

The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues at February 28, 1995 to represent less than 2% of total capitalization.

The Company's principal source of cash continues to be that provided by operating activities. Net cash provided by operating activities fluctuates as a result of variations in operating income, receivable and inventory levels and the timing of payment of liabilities and taxes. The Company expects that net earnings generally will provide sufficient cash to meet the Company's presently anticipated need for cash, including funds for investing and financing activities.

Net cash used in investing activities during the first nine months of fiscal 1995 consisted of, among other things, net property, plant and equipment additions of $11,551,000 and net additions to temporary investments of $29,681,000. Net cash used in financing activities included cash dividends paid to shareholders of $26,321,000 and the purchase of approximately 1,184,000 of treasury shares for $27,308,000. The Company from time to time purchases shares of its common stock which are then held as treasury shares for general corporate purposes. Largely as a result of these activities, coupled with cash generated from operations, cash and equivalents decreased $23,020,000.

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. See Exhibit Index on page 10 of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended February 28, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 10, 1995                  PREMIER INDUSTRIAL CORPORATION
                                                (Registrant)


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

 11         Computation of Net Earnings Per Share . . . . . . . . . . 11






*Numbered in accordance with Item 601 of Regulation S-K.

                                                             Exhibit 11

                PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

                     Computation of Net Earnings Per Share

                                Three Months Ended        Nine Months Ended
                                   February 28,              February 28,
                                 1995        1994          1995        1994

Primary
  Weighted average number
    of common shares
    outstanding during
    the period                84,603,227  85,862,815    84,762,094  85,821,506

  Common stock equivalents:
    Incremental shares, as
    determined under the
    treasury stock method,
    upon the assumed exercise
    of options outstanding
    during the period using
    the average market price      73,073     261,852       108,261     352,197
                              84,676,300  86,124,667    84,870,355  86,173,703

Net earnings                 $24,479,000 $20,683,000   $77,086,000 $66,811,000
Net earnings per share       $       .29 $       .24   $       .91 $       .78

Fully diluted:
  Weighted average number
    ofcommon shares
    outstanding during
    the period                84,603,227  85,862,815    84,762,094  85,821,506

  Common stock equivalents:
    Incremental shares,
    as determined under the
    treasury stock method,
    upon the assumed exercise
    of options outstanding
    during the period using
    the quarter-ended market
    price if higher than the
    average market price          86,649     261,852       122,012     360,665
                              84,689,876  86,124,667    84,884,106  86,182,171

Net earnings                 $24,479,000 $20,683,000   $77,086,000 $66,811,000
Net earnings per share       $       .29 $       .24   $       .91 $       .78