Form 10-K
period 1995-05-31
PREMIER INDUSTRIAL CORP
filed 1995-08-23
CIK 80051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the Fiscal Year Ended May 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                to
                                       ---------------   --------------

                       Commission File Number   1-4903
                                                ------

                         PREMIER INDUSTRIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                          34-0661122
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

 4500 Euclid Avenue, P.O. Box 94884, Cleveland, Ohio                 44101-4884
----------------------------------------------------                 ----------
     (Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:     (216) 391-8300
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
Common Stock, Without Par Value                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on July 12, 1995, was $747,159,187.50. (Directors of the registrant are considered affiliates for the purpose of this calculation.)

Number of shares of Common Stock outstanding on July 12, 1995:  83,491,595


                      Documents Incorporated by Reference

         Portions of the registrant's 1995 Annual Report to its shareholders, incorporated herein by reference in Part I and Part II; and

         Portions of the registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders, incorporated herein by reference in Part III.

                               TABLE OF CONTENTS


                                           PART I                              PAGE
                                           ------                              ----
Item I.            Business....................................................  5

                   (a) General Development of Business.........................  5

                   (b) Financial Information about
                       Industry Segments. .....................................  5

                   (c) Narrative Description of the
                       Business.. .............................................  5

                   (d) Financial Information about
                       Foreign and Domestic Operations
                       and Export Sales.. .....................................  8

Item 2.            Properties..................................................  8

Item 3.            Legal Proceedings...........................................  8

Item 4.            Submission of Matters to a Vote of
                   Security Holders............................................  8

Item 4a.           Executive Officers of the Registrant........................  8

                                                   PART II
                                                   -------

Item 5.            Market for Registrant's Common Equity
                   and Related Stockholder Matters............................. 11

Item 6.            Selected Financial Data..................................... 11

Item 7.            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.................................................. 11

Item 8.            Financial Statements and Supplementary
                   Data........................................................ 11

Item 9.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure......................... 11

                                                   PART III                    PAGE
                                                   --------                    ----
Item 10.           Directors and Executive Officers of the
                   Registrant.................................................  11

Item 11.           Executive Compensation.....................................  12


Item 12.           Security Ownership of Certain Beneficial
                   Owners and Management......................................  12

Item 13.           Certain Relationships and Related
                   Transactions...............................................  12

                                                   PART IV
                                                   -------

Item 14.           Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K....................................  12

Signatures ...................................................................  14

Exhibit Index ................................................................  15

                                     PART I


Item 1.            Business
                   --------
                   (a)  General Development of Business.
                        -------------------------------
                   Premier Industrial Corporation was incorporated in Ohio in 1946 as the successor to a partnership formed in 1940. Its executive offices are located at 4500 Euclid Avenue, P.O. Box 94884, Cleveland, Ohio 44101-4884. As used herein, the term "Premier" or the "Corporation" means Premier Industrial Corporation and its subsidiaries, unless the context indicates otherwise.

                   Premier is a leading distributor of electronic components and also distributes, and in some cases manufactures, a wide range of products used to repair and maintain equipment, machinery, vehicles and buildings. In addition, Premier is a leading producer of high performance fire-fighting components for the original equipment and replacement markets.

                   (b)    Financial Information About Industry Segments.
                          ----------------------------------------------

                   Financial information about each of Premier's industry segments for the last three fiscal years, which is included in the table under the heading "Industry Segment Information" on page 10 of the Corporation's 1995 Annual Report to its shareholders, is incorporated herein by reference.

                 (c)    Narrative Description of the Business.
                        --------------------------------------

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

                   No material part of the business of any industry segment of Premier is dependent upon a single customer or a few customers. Neither industry segment is dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the segment.

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

                   RESEARCH AND DEVELOPMENT. The amount spent by Premier on research activities relating to the development of new products and services or the improvement of existing products and services was approximately $3,500,000 for each of the fiscal years ended May 31, 1995 and 1994. Corresponding
research expenditures for 1993 were approximately $3,400,000.   Virtually all
such activities were sponsored by Premier rather than by customers.

                   ENVIRONMENTAL REGULATION. Compliance with existing federal, state and local provisions relating to the protection of the environment is not expected to have a material effect on the Corporation.

                   The Corporation has initiated remedial activities at certain of its owned facilities. The estimated costs of such activities, which are not expected to be material, have been provided for in the Corporation's financial statements in accordance with generally accepted accounting principles.

                   The Corporation also has been involved with several third-party waste disposal sites in various states at which it has been named a potentially responsible party under applicable environmental laws. Such laws can impose joint and several liability upon each party at a given site; however, the extent of the Corporation's allocated financial contribution to the investigation and remediation of these sites is expected to be limited based on the number of other companies involved in the process and the relatively small volume of waste attributed to the Corporation. Based on current information, management believes that the ultimate costs of these matters will not be material.

                   EMPLOYEES AND SALES FORCE. Premier had approximately 4,500 persons in its employ as of May 31, 1995. As of that date, a sales force of approximately 2,700 persons, including employees and independent agents, was engaged in the sale and distribution of Premier products.

                   (d)    Financial Information About Foreign and Domestic
                          ------------------------------------------------
                          Operations and Export Sales
                          ---------------------------

                   Premier has direct selling operations (through subsidiaries) in eight foreign countries. Premier also is engaged in export sales, which are included as a part of domestic sales. Financial information about foreign and domestic operations appears as Note 8 (Segment Information) to the Corporation's Consolidated Financial Statements on page 16 of its 1995 Annual Report to shareholders, which is incorporated herein by reference.

Item 2.            Properties
                   ----------

                   Premier has facilities, including general and sales offices, distribution centers, manufacturing plants and research facilities, in 175 locations in the United States, Canada and Europe. Of these facilities, those owned in fee by Premier contain approximately 2,159,000 square feet and are located on sites consisting of approximately 158 acres of land. Premier also owns vacant land adjacent to some of its facilities for future expansion.

                   Facilities leased by Premier contain approximately 480,000 square feet. No single lease is material to the business of any industry segment.

                   The Electronics Distribution segment, headquartered in Chicago, Illinois, has 110 locations, the majority of which are leased sales offices. Major distribution centers are located in Chicago, Illinois and Gaffney, South Carolina with smaller distribution centers located elsewhere in the United States and in Canada and the United Kingdom. The General Products segment, with headquarters in Cleveland, Ohio, maintains numerous distribution centers and sales offices in the United States, Canada and Europe, along with manufacturing facilities located in Indianapolis, Indiana, Cleveland, Ohio and Wooster, Ohio. The Premier executive offices, corporate staff and principal research and development activities are located in its Cleveland, Ohio facilities.

                   Premier has interests in limited partnerships which own and operate rental properties located in Arlington, Virginia, consisting of residential units and an office building.

                   Management believes that the facilities utilized by Premier in the conduct of its business are suitable for their intended use.

Item 3.            Legal Proceedings
                   -----------------

                   There are at the date of this report no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Premier is a party or to which any of its property is subject.

Item 4.            Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                   No matters were submitted to a vote of security holders during the quarter ended May 31, 1995.

Item 4a.           Executive Officers of the Registrant
                   ------------------------------------

                   The following table and accompanying text set forth the names, ages and positions held by each of the executive officers of Premier as of July 12, 1995, as well as information about each such person's principal occupations and employment during the past five years:

                                             Year First          Positions Held with
                                             Elected as            Premier During
       Name                       Age        an Officer            Last Five Years
       ----                       ---        ----------          ---------------------
Morton L. Mandel                  73            1946             Chairman of the Board and Director

Jack N. Mandel                    83            1946             Chairman of Finance Committee and Director

Joseph C. Mandel                  81            1946             Chairman of Executive Committee and Director

Philip S. Sims                    67            1968             Vice Chairman of the Board and Director, November 1992;
                                                                 Vice Chairman of the Board, Treasurer and Director, October 1991;
                                                                 Executive Vice President and Treasurer

Bruce W. Johnson                  54            1978             President, January 1992 and Director, October 1993; Executive Vice
                                                                 President

Stuart D. Neidus                  44            1992             Executive Vice President, July 1995; Vice President and Treasurer,
                                                                 November 1992

Terry L. Taylor                   49            1990             Executive Vice President, February 1992; Senior Vice President,
                                                                 September 1990; Vice President

William D. Coole                  46            1989             Vice President

Thomas J. Dato                    49            1992             Vice President, December 1992; Vice President and Division Head
                                                                 within the Electronics Distribution Group

William J. Evanson                45            1995             Vice President and Treasurer, July 1995; Assistant Vice President

Howard P. Frank                   56            1994             Vice President and Secretary, March 1994; Assistant Vice President

                                           Year First          Positions Held with
                                           Elected as            Premier During
       Name                     Age        an Officer            Last Five Years
       ----                     ---        ----------          ---------------------
Mala N. Garg                    35            1995             Vice President, July 1995; Within the General Products Group:
                                                               Vice President and Division Head, May 1994; Assistant Vice
                                                               President, April 1992; Division Director of Marketing

J. Kenneth Gibson               49            1990             Vice President within the General Products Group

Deidra D. Gold                  40            1992             Vice President and General Counsel, December 1991

Jon W. Harst                    48            1995             Vice President, July 1995;  Vice President and Division Head
                                                               within the General Products Group

J. Robert McCabe                69            1968             Vice President

Robert J. Ralston               50            1995             Vice President, July 1995; Vice President within the Electronics
                                                               Group

James D. Spotz                  49            1989             Vice President

Phillip Vander Pol              54            1978             Vice President and Controller

J. David Webster                58            1992             Vice President

            With the exception of Deidra D. Gold and Stuart D. Neidus, each of the executive officers has been employed by Premier in the positions listed above for the last five years. Deidra D. Gold was an attorney with the law firm of Jones, Day, Reavis and Pogue from September, 1983 through November, 1991 and a partner of that firm from January, 1988. Ms. Gold joined Premier in December, 1991. Stuart D. Neidus has been employed by Premier since November, 1992. Prior to joining Premier, Mr. Neidus was an accountant with the accounting firm of KPMG Peat Marwick LLP from June, 1973 through October, 1992 and a partner in that firm from July, 1984.

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



                                    PART II

Item 5.          Market for the Registrant's Common Equity and Related
                 -----------------------------------------------------
                 Stockholder Matters
                 -------------------

                 Premier Common Stock is listed for trading on the New York Stock Exchange. As of July 12, 1995, there were approximately 8,600 holders of Premier Common Stock (including individual participants in security position listings and accounts, as well as holders of record).

                 The reported high and low sales prices of Premier Common Stock and the amount of dividends per share paid by quarter for the two most recent fiscal years are contained on page 10 of the Corporation's 1995 Annual Report to its shareholders under the caption "Highlights by Quarter," and such information is incorporated herein by reference.

                 The last reported sale price of Premier Common Stock on July 12, 1995, based on the closing price on the New York Stock Exchange on that date, was $24.75.


Item 6.          Selected Financial Data
                 -----------------------
                 Information with respect to selected financial data for each of the last five fiscal years, which is included in the "Ten Year Financial Summary" contained on pages 8 and 9 of Premier's 1995 Annual Report to its shareholders, is incorporated herein by reference.


Item 7.          Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------
                 The "Management's Review" contained on pages 18 and 19 of Premier's 1995 Annual Report to its shareholders is incorporated herein by reference.


Item 8.          Financial Statements and Supplementary Data
                 -------------------------------------------
                 The consolidated financial statements and accompanying notes of Premier and its subsidiaries contained on pages 11 through 16, inclusive, of Premier's 1995 Annual Report to its shareholders, together with the independent auditors' report relating thereto contained on page 17 thereof, and the unaudited quarterly financial data under the heading "Highlights by Quarter" on page 10 of such Annual Report, are incorporated herein by reference.

Item 9.          Changes in and Disagreements with Accountants on Accounting
                 -----------------------------------------------------------
                 and Financial Disclosure
                 ------------------------
                 Not applicable.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant
                 --------------------------------------------------
                 The information relating to directors of Premier contained under the headings "Election of Directors" on pages 4 through 6, inclusive, "Certain Relationships and Transactions" on page 6, and the paragraph under the heading "Security Ownership of Certain Beneficial Owners and Management" appearing at the bottom of page 8 and the top of page 9 of Premier's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference. Information relating to executive officers of Premier is contained herein under Item 4a of Part I of this report.


Item 11.         Executive Compensation
                 ----------------------
                 The information contained under the headings "Compensation of the Board of Directors" on page 7, "Compensation of Executive Officers" on pages 9 through 12, inclusive, "Compensation Committee Report on Executive Compensation" on pages 12 through 14, inclusive, "Compensation Committee Interlocks and Insider Participation" on page 15 and "Five-year Shareholder Return Comparison" on pages 15 and 16 of Premier's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.         Security Ownership of Certain Beneficial Owners and Management
                 --------------------------------------------------------------
                 The information relating to security ownership set forth under the headings "Election of Directors" on pages 4 through 6, inclusive, and "Security Ownership of Certain Beneficial Owners and Management" on pages 7 and 8 of Premier's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.         Certain Relationships and Related Transactions
                 ----------------------------------------------
                 The information under the headings "Certain Relationships and Transactions" on page 6 and "Compensation Committee Interlocks and Insider Participation" on page 15 of Premier's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------
           (a)   Documents filed as part of this report:
                 ---------------------------------------

                 (1) The following consolidated financial statements of Premier Industrial Corporation and Subsidiaries, together with the independent auditors' report relating thereto, contained on pages 11 through 17, inclusive, of Premier's 1995 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Highlights by Quarter" on page 10 of such Annual Report, are incorporated herein by reference:

                        Consolidated Balance Sheet at May 31, 1995 and 1994

                        Consolidated Statement of Earnings for the years ended May 31, 1995, 1994 and 1993

                        Consolidated Statement of Shareholders' Equity for the years ended May 31, 1995, 1994 and 1993

                        Consolidated Statement of Cash Flows for the years ended May 31, 1995, 1994 and 1993

                        Notes to Consolidated Financial Statements

                        Auditors' Report

                        Highlights by Quarter (unaudited)

                 (2) All financial statement schedules are omitted because they are not required, not applicable, or the information is given in the consolidated financial statements or the notes thereto.

                 (3)   Exhibits Required to be Filed by Item 601 of Regulation
                 S-K

                        The information called for by this paragraph is
                 contained in the Exhibit Index of this report on page 15 which is incorporated herein by reference.

           (b)   Reports on Form 8-K
                 -------------------

                 No Current Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREMIER INDUSTRIAL CORPORATION



Date:  July 20, 1995                    BY  /s/Morton L. Mandel
                                           --------------------------------
                                           Morton L. Mandel
                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of July, 1995.


     SIGNATURE                                      TITLE
     ---------                                      -----

/s/Morton L. Mandel                  Chairman of the Board and Director
-------------------------            (Principal Executive Officer)
Morton L. Mandel


/s/Jack N. Mandel                   Finance Committee Chairman and Director
-------------------------
Jack N. Mandel


/s/Joseph C. Mandel                 Executive Committee Chairman and Director
-------------------------
Joseph C. Mandel


/s/Philip S. Sims                   Vice Chairman of the Board and Director
-------------------------           (Principal Financial and Accounting Officer)
Philip S. Sims


                                   DIRECTORS
                                   ---------

/s/Edward B. Brandon                            /s/Scott S. Cowen
-------------------------                       -------------------------
Edward B. Brandon                               Scott S. Cowen


/s/Hugh Calkins                                 /s/William M. Hamilton
-------------------------                       -------------------------
Hugh Calkins                                    William M. Hamilton


/s/John C. Colman                               /s/Bruce W. Johnson
-------------------------                       -------------------------
John C. Colman                                  Bruce W. Johnson

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT                                                                  PAGE
NUMBER (1)    DESCRIPTION OF EXHIBIT                                    NUMBER
----------    ----------------------                                    ------

  3 (i)       Amended Articles of Incorporation                            *

  3 (i)(a)    Amendment to the Amended Articles of Incorporation filed     *
              with the Secretary of State of Ohio on November 18, 1988

  3 (ii)      Regulations                                                  *

  4a.         Specimen Common Stock Certificate                            *

  4b. Long-term debt of the registrant or various of its subsi-diaries is outstanding under a $6,500,000 variable rate (3.75% at May 31, 1995) Industrial Development Revenue Bond payable December 1, 2015. The amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Consequently, this instrument is not included as an exhibit. The registrant agrees that it will furnish a copy of this instrument to the Securities and Exchange Commission upon its request.

 10           Material Contracts

              a.  Premier Industrial Corporation 1973 Stock Option Plan    *
                  for Management Employees**

              b.  Premier Industrial Corporation 1973 Stock Option Plan
                  for Management Employees, as Amended and Restated as
                  of June 6, 1995 (subject to approval by shareholders
                  of the Corporation)**                                    *

              c.  Amended Forms of Senior Management Option Agreement**   17

              d.  Premier Industrial Corporation Director Option Plan      *
                  (subject to approval by shareholders of the Corporation)**

              e.  Summary of Executive Officer Medical Reimbursement
                  Plan**                                                   *

              f.  Consulting Agreement between the Corporation and
                  William M. Hamilton**                                    *

              g.  Amendment to Consulting Agreement between the
                  Corporation and William M. Hamilton dated
                  August 31, 1994 **                                      23

              h.  Summary of consulting arrangement between the
                  Corporation and John C. Colman**                         *

13            Selected portions of the Annual Report to shareholders for
              the year ended May 31, 1995                                    24

              a.  Industry Segment Information (page 10 of the 1995 Annual
                  Report)                                                    25

              b.  Highlights by Quarter (page 10 of the 1995 Annual Report)  25

              c.  Ten Year Financial Summary (pages 8 and 9 of the 1995
                  Annual Report)                                             26

              d.  Management's Review (pages 18 and 19 of the 1995 Annual
                  Report)                                                    28

              e.  Consolidated Balance Sheet (page 11 of the 1995 Annual
                  Report)                                                    30

              f.  Consolidated Statement of Earnings (page 12 of the 1995
                  Annual Report)                                             31

              g.  Consolidated Statement of Shareholders' Equity (page 12
                  of the 1995 Annual Report)                                 31

              h.  Consolidated Statement of Cash Flows (page 13 of the 1995
                  Annual Report)                                             32

              i.  Notes to Consolidated Financial Statements (pages 14
                  through 16, inclusive, of the 1995 Annual Report)          33

              j.  Auditor's Report (page 17 of the 1995 Annual Report)       36

 21           Subsidiaries of the registrant                                 37

 23           Consent of KPMG Peat Marwick LLP                               38

 27           Financial Data Schedule (submitted only in electronic format)  39

(1) Numbered in accordance with Item 601 of Regulation S-K.

* Those exhibits previously filed and incorporated herein by reference are identified above by an asterisk. Exhibits 3(i), 3(i)(a), 3(ii) and 4a were contained, under the corresponding exhibit numbers, in a Registration Statement on Form 8-A, File No. 1-4903, which was effective October 26, 1988. Exhibits 3(i), 3(i)(a), 3(ii) and 10a were contained, under the corresponding exhibit numbers, in a Registration Statement on Form S-8, Registration No. 3325251, which became effective on November 18, 1988. Exhibits 10b and 10d were contained as Exhibits A and B in the Proxy Statement for the 1995 Annual Meeting of Shareholders, filed on August 23, 1995 (File No. 1-4903). Exhibits 10e, 10f and 10g were contained in the Annual Report on Form 10-K, filed on August 30, 1993 (File No. 1-4903), as Exhibits 10c, 10d and 10e, respectively.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.