Form 10-Q
period 1995-08-31
PREMIER INDUSTRIAL CORP
filed 1995-10-13
CIK 80051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


				  FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended       August 31, 1995

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

					    Yes    X                No

Number of shares of Common Stock outstanding at October 9, 1995:  83,041,915

			PREMIER INDUSTRIAL CORPORATION

			       Table of Contents


Part I.  Financial Information

Item 1 - Financial Statements:

  Consolidated Statement of Earnings for the three months
  ended August 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Balance Sheet at August 31, 1995 and
  May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statement of Cash Flows for the three months
  ended August 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . 5

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

			PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	       PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		     Consolidated Statement of Earnings
				 (Unaudited)


(In thousands of dollars, except per share data)

                                                   Three Months Ended
                                                     	August 31,
                                                    1995         1994

Operating revenues                               $  213,854    $  198,372
Other income, net                                     2,038           779
                                                    215,892       199,151

Cost and expenses:
  Cost of sales                                     119,049       108,059
  Selling, administrative and general                49,577        47,973
  Depreciation                                        2,223         1,946
  Amortization of other assets                           98            98
  Interest                                               95            74
                                                    171,042       158,150

Earnings before income taxes                         44,850        41,001
  Income taxes                                       16,683        15,609

Net earnings                                     $   28,167    $   25,392

Net earnings per share                           $      .34    $      .30

Dividends per share                              $      .11    $      .10

Average number of common shares and
common stock equivalents outstanding             83,694,998    84,943,853

See accompanying Notes to Consolidated Financial Statements.

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

			  Consolidated Balance Sheet

(In thousands of dollars)

						  August 31,      May 31,
						    1995           1994
						 (Unaudited)     (Audited)

Current assets:
  Cash and equivalents                           $   30,290    $   43,413
  Temporary investments                             126,693       116,574
  Receivables, less allowance                       117,576       115,037
  Inventories                                       174,891       164,238
  Prepaid expenses and deferred income taxes         10,505        10,587
       Total current assets                         459,955       449,849

Property, plant and equipment, at cost,
  less accumulated depreciation                      66,175        62,728

Other assets, at cost, less accumulated
  amortization                                       44,805        43,451
						 $  570,935    $  556,028

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payables                                       $   34,265    $   29,291
  Accrued liabilities                                38,476        26,171
       Total current liabilities                     72,741        55,462
Deferred income taxes                                20,469        20,469
Long-term debt                                        6,500         6,500

Shareholders' Equity:
  Serial preferred stock, without par value;
  1,500,000 shares authorized but unissued                -             -

  Common stock, without par value;
    stated value $1 per share; 100,000,000
    shares authorized, 87,076,327
    issued                                           87,076        87,076

  Retained earnings                                 479,320       460,393
  Foreign currency translation adjustment             1,288         1,384

  Treasury shares at cost (3,945,612 and
    3,073,732 shares at August 31, 1995 and
    May 31, 1995, respectively)                     (96,459)      (75,256)
						    471,225       473,597
						 $  570,935    $  556,028

See accompanying Notes to Consolidated Financial Statements.

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		      Consolidated Statement of Cash Flows
				   (Unaudited)

(In thousands of dollars)
						    Three Months Ended
							 August 31,
                                                     1995         1994

Cash and equivalents at beginning of period      $   43,413    $   42,122

Cash flows from operating activities:
  Net earnings                                       28,167        25,392
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation and amortization                      2,321         2,044
   Deferred income taxes                                -           1,610
   Changes in:
     Receivables                                     (2,539)          223
     Inventories                                    (10,653)       (6,285)
     Prepaid expenses                                    82          (296)
     Payables                                         6,129         4,791
     Accrued liabilities                             12,305        13,015
     Other                                           (2,721)         (660)
       Net cash provided by operating activities     33,091        39,834

Cash flows from investing activities:
  Net additions to property, plant and
   equipment                                         (5,670)       (3,298)
  Purchase of temporary investments                (187,243)     (241,026)
  Sale of temporary investments                     177,124       224,555
  Other                                                  20          (107)
       Net cash used in investing activities        (15,769)      (19,876)

Cash flows from financing activities:
  Dividends paid                                     (9,240)       (8,484)
  Purchase of treasury shares                       (21,208)       (2,327)
  Proceeds from stock plans                               3            19
       Net cash used in financing activities        (30,445)      (10,792)

Cash and equivalents at end of period            $   30,290    $   51,288

See accompanying Notes to Consolidated Financial Statements.

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		  Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation and subsidiaries (the "Company") as of August 31, 1995 and the results of their operations and cash flows for the three month periods ended
     August 31, 1995 and 1994.

2. The Company's inventories consist primarily of finished goods. Cost of certain inventories is determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, inventories would have been $6,646,000 and $7,111,000 higher than reported at August 31, 1995 and May 31, 1995, respectively.

	  Item 2 - Management's Discussion and Analysis of Financial
		      Condition and Results of Operations

Results Of Operations

First Quarter Ended August 31, 1995 versus First Quarter Ended
August 31, 1994

Operating revenues of $213,854,000 were 8%, or $15,482,000, ahead of the $198,372,000 reported for the same period last year. The increase in revenues reflects continued gains in both business segments as a result of, among other things, good demand and expanded product offerings.

Other income increased $1,259,000 mainly due to increased investment income on a higher level of cash and temporary investments. Cost of sales of $119,049,000 increased 10%, primarily related to the revenue gain and changes in product mix. Selling, administrative, and general expenses remained under good control, increasing only 3%, or $1,604,000. Higher levels of payroll and operating costs relating to the increased sales activity, partially offset by expense control efforts, accounted for the majority of the increase.

Primarily as a result of the above-noted factors, net earnings increased 11%, while earnings per share rose 13%.

Liquidity, Capital Resources and Cash Flows (Financial Condition)

The Company continues to maintain a solid financial condition.  At
August 31, 1995, working capital was $387,214,000 compared with $394,387,000 at May 31, 1995. The ratio of current assets to current liabilities was
6.3 to 1 at August 31, 1995. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each business segment. In addition, the Company maintains cash and invested funds to meet growth opportunities, including business expansion, new division start-ups and acquisitions, and to have internal capital available for distribution to shareholders. The Company continues to develop growth plans and to search for suitable acquisitions.

The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues to represent less than 2% of total capitalization at August 31, 1995.

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

Net cash used in investing activities during the first three months of fiscal 1996 consisted principally of a net increase of $10,119,000 in temporary investments retained for future business use. Net cash used in financing activities for the three-month period included cash dividends paid to shareholders of $9,240,000. During the quarter, the Company purchased approximately 872,000 of its shares for $21,208,000. As a result of these activities, coupled with cash generated from operations, cash and equivalents decreased $13,123,000.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits.  None.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended August 31, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 9, 1995           PREMIER INDUSTRIAL CORPORATION
					   (Registrant)


				  /s/ Philip S. Sims
				  Philip S. Sims, Vice Chairman of the Board
				  (Principal Financial Officer and Duly
				  Authorized Signatory on Behalf of
				  Registrant)