Form 10-Q
period 1995-11-30
PREMIER INDUSTRIAL CORP
filed 1996-01-11
CIK 80051

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549


			      FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       November 30, 1995

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

						 Yes    X          No

Number of shares of Common Stock outstanding at January 5, 1996:  82,203,698

			PREMIER INDUSTRIAL CORPORATION

				Table of Contents


Part I.  Financial Information

Item 1 - Financial Statements:

  Consolidated Statement of Earnings for the three months
  and six months ended November 30, 1995 and 1994                       3

  Consolidated Balance Sheet at November 30, 1995 and
  May 31, 1995                                                          4

  Consolidated Statement of Cash Flows for the six months
  ended November 30, 1995 and 1994                                      5

  Notes to Consolidated Financial Statements                            6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Results of Operations                                                 7

  Liquidity, Capital Resources and Cash Flows (Financial Condition)     7

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Security Holders            8

Item 6 - Exhibits and Reports on Form 8-K                              10

  Signatures                                                           10

			PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		      Consolidated Statement of Earnings
				 (Unaudited)


(In thousands of dollars, except per share data)


			      Three Months Ended         Six Months Ended
           November 30,               November 30,
			      1995          1994        1995          1994
Operating revenues          $ 216,947    $ 201,272   $ 430,801     $ 399,644
Other income, net               1,449        1,192       3,487         1,971
			                           218,396      202,464     434,288       401,615

Cost and expenses:
  Cost of sales               121,364      109,688     240,413       217,747
  Selling, administrative
    and general                48,665       47,238      98,242        95,211
  Depreciation                  2,257        1,995       4,480         3,941
  Amortization of other
  assets                           97           98         195           196
  Interest                        102           79         197           153
			                           172,485      159,098     343,527       317,248

Earnings before income taxes   45,911       43,366      90,761        84,367
    Income taxes               16,891       16,151      33,574        31,760

Net earnings                $  29,020    $  27,215   $  57,187     $  52,607

Net earnings per share      $     .35    $     .32   $     .69     $     .62

Dividends per share         $     .11    $     .10   $     .22     $     .20

Average number of common
  shares and common stock
  equivalents outstanding  83,042,000   84,988,000  83,370,000    84,966,000


  See accompanying Notes to Consolidated Financial Statements.

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

			   Consolidated Balance Sheet
(In thousands of dollars)


						   November 30,      May 31,
						      1995            1995
ASSETS                                             (Unaudited)     (Audited)
Current assets:
  Cash and equivalents                             $    8,627      $  43,413
  Temporary investments                               118,113        116,574
  Receivables, less allowance                         118,636        115,037
  Inventories                                         180,399        164,238
  Prepaid expenses and deferred income taxes           11,398         10,587
       Total current assets                           437,173        449,849

Property, plant and equipment, at cost,
  less accumulated depreciation                        66,519         62,728

Other assets, at cost, less accumulated
  amortization                                         44,811         43,451
						   $  548,503     $  556,028


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payables                                         $   31,435     $   28,136
  Accrued liabilities                                  21,067         27,325
      Total current liabilities                        52,502         55,461

Deferred income taxes                                  21,779         20,469
Long-term debt                                          6,500          6,500

Shareholders' equity:
  Serial preferred stock, without par value;
  1,500,000 shares authorized but unissued                  -              -

  Common stock, without par value;
    stated value $1 per share; 100,000,000
    shares authorized, 87,076,327 issued               87,076         87,076

  Retained earnings                                   497,902        460,394

  Foreign currency translation adjustment               1,399          1,384

  Treasury shares at cost (4,856,021 and
    3,073,732 shares at November 30, 1995 and
    May 31, 1995, respectively)                      (118,655)       (75,256)
                                          						      467,722        473,598
                                          						   $  548,503     $  556,028


See accompanying Notes to Consolidated Financial Statements.

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		      Consolidated Statement of Cash Flows
				   (Unaudited)

(In thousands of dollars)


							Six Months Ended
							  November 30,
						       1995          1994

Cash and equivalents at beginning of period        $   43,413     $  42,122

Cash flows from operating activities:
  Net earnings                                         57,187        52,607
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                       4,675         4,137
    Deferred income taxes                               1,310         1,610
    Changes in:
      Receivables                                      (3,599)       (1,737)
      Inventories                                     (16,161)      (10,636)
      Prepaid expenses                                   (811)         (706)
      Payables                                          3,299        (1,362)
      Accrued liabilities                              (6,258)       (3,083)
      Other                                            (1,552)       (1,969)
	Net cash provided by operating activities      38,090        38,861


Cash flows from investing activities:
  Net additions to property, plant and
    equipment                                          (8,271)       (6,696)
  Purchase of temporary investments                  (325,941)     (395,123)
  Sale of temporary investments                       324,402       390,221
  Other                                                    11          (110)
	Net cash used in investing activities                 (9,799)      (11,708)

Cash flows from financing activities:
  Dividends paid                                      (18,381)      (16,967)
  Purchase of treasury shares                         (51,057)       (3,669)
  Proceeds from stock plans                             6,361         6,980
	Net cash used in financing activities         (63,077)      (13,656)

Cash and equivalents at end of period                $  8,627     $  55,619


See accompanying Notes to Consolidated Financial Statements.

		PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		  Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation and subsidiaries (the "Company") as of November 30, 1995 and the results of their operations for the three month and six month periods ended November 30, 1995 and 1994 and their cash flows for the six month periods ended November 30, 1995 and 1994.

2. The Company's inventories consist primarily of finished goods. Cost of certain inventories is determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, inventories would have been $7,201,000 and $7,111,000 higher than reported at November 30, 1995 and May 31, 1995, respectively.

	 Item 2 - Management's Discussion and Analysis of Financial
		     Condition and Results of Operations

Results Of Operations

  Second Quarter Ended November 30, 1995 versus Second Quarter
  Ended November 30, 1994

  Operating revenues of $216,947,000 were 8%, or $15,675,000, ahead of the $201,272,000 reported for the same period last year. The increase in revenues reflects continued gains in both business segments as a result of, among other things, steady demand and expanded product offerings.

  Cost of sales of $121,364,000 increased 11%, primarily related to the revenue gain and changes in product mix. Selling, administrative, and general expenses remained under good control, increasing only 3%, or $1,427,000. Higher levels of payroll and operating costs relating to the increased sales activity, partially offset by expense control efforts, accounted for the majority of the increase.

  Primarily as a result of the above-noted factors, net earnings increased 7%, while earnings per share, benefiting from a lower number of shares outstanding due to increased shares purchased for treasury, rose 9%.

  Six Months Ended November 30, 1995 versus Six Months Ended
  November 30, 1994

  Operating revenues of $430,801,000 were 8%, or $31,157,000 ahead of the same period last year. The increase in revenues reflects gains in both business segments. Other income increased $1,516,000 mainly due to increased investment income on a higher level of cash and temporary investments. Cost of sales of $240,413,000 increased 10%, primarily related to the revenue gain and changes in product mix. Selling, administrative and general expenses increased only 3%, or $3,031,000, as a result of expense control measures.

  The above-noted factors resulted in a 9% gain in net earnings. Earnings per share rose 11%, based on the foregoing factors, coupled with a lower number of shares outstanding.

Liquidity, Capital Resources and Cash Flows (Financial Condition)

The Company continues to maintain a solid financial condition. At November 30, 1995, working capital was $384,671,000 compared with $394,388,000 at May 31, 1995. The ratio of current assets to current liabilities was 8.3 to 1 at November 30, 1995. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each business segment. In addition, the Company maintains cash and invested funds to meet growth opportunities, including business expansion, new division start-ups and acquisitions, and to have internal capital available for distribution to shareholders.

The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues to represent less than 2% of total capitalization at November 30, 1995.

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

Net cash used in investing activities during the first six months of fiscal 1996 consisted of, among other things, net property, plant and equipment additions of $8,271,000. Net cash used in financing activities for the six month period included cash dividends paid to shareholders of $18,381,000. During the same period, the Company purchased for $51,057,000 approximately 2,095,000 of its shares to be held as treasury shares for general corporate purposes. Primarily as a result of these activities, coupled with cash generated from operations, cash and equivalents decreased $34,786,000 from May 31, 1995.


Item 4 - Submission of Matters To a Vote of Security Holders


The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 10, 1995. Of the 83,491,745 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, 73,884,094 shares were present in person or by proxy, each entitled to one vote on all matters to come before the meeting.

The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated below:

1. Election of Board of Directors. The shareholders voted to fix the total number of Directors of the Company at ten and to re-elect all of the ten incumbent Directors, as follows:

	    Name of                            Voting Results
	Director Nominee                     For         Withheld

	Edward B. Brandon                 73,319,180      564,914
	Hugh Calkins                      73,504,856      379,238
	John C. Colman                    73,309,717      574,377
	Scott S. Cowen                    73,509,161      374,933
	William M. Hamilton               73,296,249      587,845
	Bruce W. Johnson                  73,318,862      565,232
	Jack N. Mandel                    73,290,058      594,036
	Joseph C. Mandel                  73,290,058      594,036
	Morton L. Mandel                  73,296,499      587,595
	Philip S. Sims                    73,314,372      569,722

2. Approval of the 1973 Stock Option Plan for Management Employees, as Amended and Restated as of June 6, 1995 (the "Amended Employee Option Plan"), which is more fully described in the Company's Proxy Statement dated August 23, 1995. Among other things, the Amended Employee Option Plan increased the total number of shares authorized and available for issuance there under by 6,000,000 shares; extended the term of options subject to payroll accumulation arrangements from five to six years; and provided for a uniform period of one year in which to exercise options following termination of an optionee's employment upon normal or approved early retirement, qualifying disability or death. The results were as follows:

				Voting Results
								Broker
	  For            Against            Abstain            Non-Votes
      67,140,016        2,712,463           248,212            3,783,403

3. Approval of the Director Stock Option Plan (the "Director Option Plan"), as more fully described in the Company's Proxy Statement dated August 23, 1995, which authorized 1000,000 shares of Common Stock for issuance thereunder. The Director Option Plan provides for the automatic grant to each eligible non-employee Director, on November 1 each year, of an option to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant, with each such option becoming exercisable beginning on the first anniversary of its date of grant and expiring six years after its date of grant, unless the optionee earlier ceases service as a Director. The results were as follows:

				Voting Results
								Broker
	  For            Against            Abstain            Non-Votes
       67,717,662       2,127,744           255,285            3,783,403

4. Ratification of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending May 31, 1996.

				Voting Results
	  For                       Against                  Abstain
       73,736,500                   44,683                   102,911

			  PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits.  None.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   January 9, 1996                 PREMIER INDUSTRIAL CORPORATION
						 (Registrant)


					/s/ Philip S. Sims
					Philip S. Sims, Vice Chairman of
					the Board (Principal Financial
					Officer and Duly Authorized
					Signatory on Behalf of Registrant)