Form 10-Q
period 1996-02-29
PREMIER INDUSTRIAL CORP
filed 1996-04-16
CIK 80051

SECURITIES AND EXCHANGE COMMISSION
	       WASHINGTON, D.C.  20549


			FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended       February 29, 1996
		       OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

		 Commission file number 1-4903

    PREMIER FARNELL CORP. (successor to Premier Industrial Corporation)
	(Exact name of registrant as specified in its charter)

	 Delaware                           51-0373145
(State or other jurisdiction of     (I.R.S. employer identification no.)
incorporation or organization)

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

						Yes    X        No

Number of shares of Common Stock outstanding at April 12, 1996:  100

			  Page 1 of 9 pages

		  PREMIER INDUSTRIAL CORPORATION

		       Table of Contents


Part I.  Financial Information

Item 1- Financial Statements:

	Consolidated Statement of Earnings for the three months
	and nine months ended February 29, 1996 and
	February 28, 1995                                           3

	Consolidated Balance Sheet at February 29, 1996 and
	May 31, 1995                                                4

	Consolidated Statement of Cash Flows for the nine months
	ended February 29, 1996 and February 28, 1995               5

	Notes to Consolidated Financial Statements                  6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations:

	 Results of Operations                                      7

	 Liquidity, Capital Resources and
	   Cash Flows (Financial Condition)                         7

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                           9

Signatures                                                          9

			    Page 2 of 9 pages


		     PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	   PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

		 Consolidated Statement of Earnings
			   (Unaudited)

(In thousands of dollars, except per share data)

			      Three Months Ended      Nine Months Ended
			      Feb. 29,    Feb. 28,    Feb. 29,    Feb. 28,
			       1996        1995        1996        1995

Operating revenues          $ 215,089   $ 198,440   $ 645,890  $  598,084
Other income, net               1,591       1,311       5,078       3,282
			      216,680     199,751     650,968     601,366

Cost and expenses:
    Cost of sales             120,791     108,352     361,204     326,099
    Selling, administrative
     and general               51,054      50,215     149,296     145,426
    Depreciation                2,257       1,983       6,737       5,924
    Amortization of other
     assets                       104          97         299         293
    Interest                      114          87         311         240
			      174,320     160,734     517,847     477,982

Earnings before income
 taxes                         42,360      39,017     133,121     123,384
    Income taxes               15,758      14,538      49,332      46,298

Net earnings                $  26,602   $  24,479   $  83,789   $  77,086

Net earnings per share      $     .32   $     .29   $    1.01   $     .91

Dividends per share         $    .125   $     .11   $    .345   $     .31

Average number of common
shares and common stock
equivalents outstanding    82,325,000  84,676,000  83,023,000  84,870,000

See accompanying Notes to Consolidated Financial Statements.

		       Page 3 of 9 Pages


     PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

	      Consolidated Balance Sheet

(In thousands of dollars)

						February 29   May 31,
						  1996          1995
ASSETS                                          (Unaudited)  (Audited)
Current assets:
    Cash and equivalents                        $  63,534    $  43,413
    Temporary investments                          63,761      116,574
    Receivables, less allowance                   125,024      115,037
    Inventories                                   193,574      164,238
    Prepaid expenses and deferred income taxes     11,405       10,587
	    Total current assets                  457,298      449,849

Property, plant and equipment, at cost,
    less accumulated depreciation                  66,645       62,728

Other assets, at cost, less accumulated
  amortization                                     46,209       43,451
						$ 570,152    $ 556,028

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Payables                                    $  37,517    $  28,136
    Accrued liabilities                            20,116       27,325
	    Total current liabilities              57,633       55,461

Deferred income taxes                              22,449       20,469
Long-term debt                                      6,500        6,500

Shareholders' equity:
    Serial preferred stock, without par value;
    1,500,000 shares authorized but unissued            -            -

    Common stock, without par value;
	stated value $1 per share; 100,000,000
	shares authorized, 87,076,327 issued       87,076       87,076

    Retained earnings                             514,220      460,394

    Foreign currency translation adjustment         1,230        1,384

    Treasury shares at cost (4,870,840 and
	3,073,732 shares at February 29,
	1996 and May 31, 1995, respectively)     (118,956)     (75,256)
						  483,570      473,598
						$ 570,152    $ 556,028

 See accompanying Notes to Consolidated Financial Statements.

		       Page 4 of 9 pages


       PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES

	  Consolidated Statement of Cash Flows
		     (Unaudited)

(In thousands of dollars)
						 Nine Months Ended
						Feb. 29,      Feb. 28,
						 1996          1995

Cash and equivalents at beginning of period     $  43,413    $  42,122

Cash flows from operating activities:
    Net earnings                                   83,789       77,086
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
      Depreciation and amortization                 7,036        6,217
      Deferred income taxes                         1,980           (8)
      Changes in:
	  Receivables                              (9,987)      (6,819)
	  Inventories                             (29,336)     (10,632)
	  Prepaid expenses                           (818)       1,669
	  Payables                                  9,381         (294)
	  Accrued liabilities                      (7,210)        (381)
	  Other                                    (3,215)      (2,476)
	      Net cash provided by operating
	      activities                           51,620       64,362

Cash flows from investing activities:
    Net additions to property, plant and
	equipment                                 (10,654)     (11,551)
    Purchase of temporary investments            (474,198)    (482,797)
    Sale of temporary investments                 527,011      453,116
    Other                                               4         (118)
	      Net cash used in investing
	      activities                           42,163      (41,350)

Cash flows from financing activities:
    Dividends paid                                (28,657)     (26,321)
    Purchase of treasury shares                   (51,057)     (27,308)
    Proceeds from stock plans                       6,052        7,597
	      Net cash used in financing
	      activities                          (73,662)     (46,032)

Cash and equivalents at end of period           $  63,534    $  19,102



See accompanying Notes to Consolidated Financial Statements.

			  Page 5 of 9 Pages


	  PREMIER INDUSTRIAL CORPORATION AND SUBSIDIARIES
	    Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Premier Industrial Corporation and subsidiaries (the "Company") as of February 29, 1996 and the results of their operations for the three month and nine month periods ended February 29, 1996 and February 28, 1995 and their cash flows for the nine month periods ended February 29, 1996 and February 28, 1995.

2. The Company's inventories consist primarily of finished goods. Cost of certain inventories is determined using the dollar value LIFO method. If all inventory costs were determined on a FIFO basis, inventories would have been $7,354,000 and $7,111,000 higher than reported at February 29, 1996 and May 31, 1995, respectively.



			Page 6 of 9 pages



      Item 2 - Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Results Of Operations

Third Quarter Ended February 29, 1996 versus Third Quarter Ended
February 28, 1995

Operating revenues of $215,089,000 were 8%, or $16,649,000, ahead of the $198,440,000 reported for the same period last year. The increase in revenues reflects continued gains in both business segments as a result of, among other things, stable demand and expanded product offerings.

Cost of sales of $120,791,000 increased 12%, or $12,439,000, primarily related to the revenue gain and changes in product mix. Selling, administration, and general expenses increased only 2%, or $839,000. Higher levels of payroll and operating costs relating to the increased sales activity, partially offset by expense control efforts, accounted for the majority of the increase.

Primarily as a result of the foregoing factors, net earnings increased 9%, while earnings per share, benefiting from a lower number of shares outstanding due to increased shares purchased for treasury, rose 10%.

Nine Months Ended February 29, 1996 versus Nine Months Ended
February 28, 1995

Operating revenues of $645,890,000 were 8%, or $41,806,000 higher compared with the same period last year. The increase in revenues reflects gains in both business segments. Other income increased $1,796,000 mainly due to increased investment income on a higher level of cash and temporary investments. Cost of sales of $361,204,000 increased 11%, or $35,105,000, primarily related to the revenue gain and changes in product mix. Selling, administrative and general expenses increased only 3%, or $3,870,000, as a result of success in controlling expenses.

The above-noted factors, combined with a slightly lower effective income tax rate, resulted in a 9% gain in net earnings. Earnings per share rose 11%, based on the foregoing factors, coupled with a lower number of shares outstanding.

Liquidity, Capital Resources and Cash Flows (Financial Condition)

The Company continued to maintain a solid financial condition.
At February 29, 1996, working capital was $399,665,000 compared with $394,388,000 at May 31, 1995. The ratio of current assets to current liabilities was 7.9 to 1 at February 29, 1996. The Company requires significant funds to carry extensive product inventories, as product availability and customer service, including rapid delivery, are key factors in maintaining a strong competitive position in each industry segment. In addition, the Company has maintained cash and invested funds to meet growth opportunities, including business expansion, new division start-ups and acquisitions, and to have internal capital available for distribution to shareholders.

			   Page 7 of 9 pages



The Company's long-term debt of $6,500,000 in variable rate Industrial Development Bonds continues to represent less than 2% of total capitalization at February 29, 1996.


The Company's principal source of cash continues to be that provided by operating activities. Net cash provided by operating activities fluctuates as a result of variations in operating income, receivable and inventory levels and the timing of payment of liabilities and taxes. The Company expects that net earnings generally will provide sufficient cash to meet the Company's presently anticipated needs for cash, excluding the impact on financing activities of the merger plan previously announced by the Company on January 23, 1996.

Net cash used in investing activities during the first nine months of fiscal 1996 consisted of, among other things, net property, plant and equipment additions of $10,654,000. Net cash used in financing activities for the nine month period included cash dividends paid to shareholders of $28,657,000. During the same period, the Company purchased for $51,057,000 approximately 2,095,000 of treasury shares to be held as treasury shares for general corporate purposes. Primarily as a result of these activities, coupled with cash generated from operations, cash and equivalents increased $20,121,000 from May 31, 1995.



			   Page 8 of 9 pages

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits.  None.

(b) Reports on Form 8-K. On January 24, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated January 23, 1996 (the "Form 8-K"), reporting that the Company had entered into an Agreement and Plan of Merger, dated as of January 23, 1996 (the "Merger Agreement"), with Farnell Electronics PLC, an English public limited company ("Farnell"), and a wholly owned Farnell subsidiary, FAC Delaware Corp., providing for the merger of the Company with and into FAC Delaware Corp. The Form 8-K also reported that certain shareholders of the Company concurrently entered into a Voting Agreement with Farnell and certain shareholders of the Company entered into a Shareholders Agreement with Farnell. Copies of all such agreements were attached as exhibits to the Form 8-K.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   April 12, 1996                   PREMIER INDUSTRIAL CORPORATION
                                                (Registrant)



					 /s/ Philip S. Sims
					 Philip S. Sims, Vice Chairman
					 of the Board
					 (Principal Financial Officer
					 and Duly Authorized Signatory
					 on Behalf of Registrant)



			    Page 9 of 9 pages